Form 10-Q
period 2013-06-30
MedWorth Acquisition Corp.
filed 2013-08-13
CIK 1571088

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35984

MEDWORTH ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-1970047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Brickell Avenue, Suite 943, Miami, Florida, 33131

(Address of principal executive offices)

305-347-5180

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 6, 2013, 10,200,950 shares of common stock, par value $0.0001 per share were issued and outstanding.

MedWorth Acquisition Corp.

(A Company in the Development Stage)

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Interim Balance Sheet as of June 30, 2013 (Unaudited)	3
Condensed Interim Statement of Operations for the three months ended June 30, 2013 and for the period from January 22, 2013 (inception) through June 30, 2013 (Unaudited)	4
Condensed Interim Statement of Changes in Stockholders’ Equity for the period from January 22, 2013 (inception) through June 30, 2013 (Unaudited)	5
Condensed Interim Statement of Cash Flows for the period from January 22, 2013 (inception) through June 30, 2013 (Unaudited)	6
Notes to Unaudited Condensed Interim Financial Statements	7-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	13
Item 4. Controls and Procedures	13
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 5. Other Information	14
Item 6. Exhibits	14
Signatures	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDWORTH ACQUISITION CORP.

(A Company in the Development Stage)

Condensed Interim Balance Sheet

(Unaudited)

June 30, 2013
ASSETS
Cash and cash equivalents	$545
Deferred offering costs associated with proposed public offering	432,607
Total Assets	$433,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$246,640
Notes payable to stockholders	170,000
Total current liabilities	416,640

Stockholders’ Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,897,500 shares issued and outstanding(1)(2)	190
Additional paid-in capital	24,810
Accumulated deficit	(8,488)
Total Stockholders' Equity	16,512
Total Liabilities and Stockholders' Equity	$433,152

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.1 shares for each outstanding share of common stock on June 26, 2013.
(2)	This number includes an aggregate of 247,500 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Such shares are no longer subject to forfeiture as the underwriters subsequently exercised the option in full.

The accompanying notes are an integral part of the unaudited interim financial statements.

MEDWORTH ACQUISITION CORP.

(A Company in the Development Stage)

Condensed Interim Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2013	For the Period of January 22, 2013 (inception) through June 30, 2013
Formation and operating costs	$5,488	$8,488
Net Loss	$(5,488)	$(8,488)
Weighted average shares outstanding, basic and diluted(1)(2)	1,897,500	1,897,500
Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.1 shares for each outstanding share of common stock on June 26, 2013.
(2)	This number includes an aggregate of 247,500 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Such shares are no longer subject to forfeiture as the underwriters subsequently exercised the option in full.

The accompanying notes are an integral part of the unaudited interim financial statements.

MEDWORTH ACQUISITION CORP.

(A Company in the Development Stage)

Condensed Interim Statement of Changes in Stockholders’ Equity

For the period from January 22, 2013 (Inception) through June 30, 2013

	Common Stock(1)(2)
	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
Balance – January 22, 2013 (Inception)	-	$-	$-	$-	$-
Common stock issued at approximately $0.015 per share to initial stockholders, on February 26, 2013	1,897,500	190	24,810	-	25,000
Net loss	-	-	-	(8,488)	(8,488)
Balance – June 30, 2013	1,897,500	$190	$24,810	$(8,488)	$16,512

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.1 shares for each outstanding share of common stock on June 26, 2013.
(2)	This number includes an aggregate of 247,500 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Such shares are no longer subject to forfeiture as the underwriters subsequently exercised the option in full.

The accompanying notes are an integral part of the unaudited interim financial statements.

MedWorth Acquisition Corp.

(A Company in the Development Stage)

Condensed Interim Statement of Cash Flows

For the period from January 22, 2013 (Inception) through June 30, 2013

(Unaudited)

For the Period of January 22, 2013 (inception) through June 30, 2013
Cash Flows From Operating Activities:
Net loss	$(8,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Total adjustments	-
Net cash used in operating activities	(8,488)

Cash Flows From Financing Activities:
Proceeds from notes payable to stockholders	170,000
Proceeds from issuance of common stock to initial stockholders	25,000
Payment of deferred offering costs	(185,967)
Net cash provided by financing activities	9,033

Net Change in Cash and Cash Equivalents	545
Cash and Cash Equivalents – Beginning	-
Cash and Cash Equivalents – Ending	$545

Supplemental Disclosure of non-cash financing activity:
Increase in deferred offering costs	$246,640
Increase in accrued expenses for deferred offering costs	$246,640

The accompanying notes are an integral part of the unaudited interim financial statements.

Note 1 — Organization, Plan of Business Operations and Liquidity

MedWorth Acquisition Corp. (A company in the development stage) (the “Company”) was incorporated in Delaware on January 22, 2013 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company expects to focus its search for a target business(es) for its initial Business Combination in the specialty pharmacy, infusion pharmacy, and/or drug distribution industries based in the United States, although the Company does not intend to limit its search to a particular geographic region and the Company may pursue opportunities in other business sectors or industries.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

At June 30, 2013, the Company had not yet commenced any operations. All activity through June 30, 2013 relates to the Company’s formation and the public offering described below.

The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on June 26, 2013. On June 27, 2013, the Company filed a new registration statement to increase the size of the offering by 10%, from 6,000,000 shares to 6,600,000 shares – (the “Public Shares”) pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On July 2, 2013, the Company consummated the Public Offering generating proceeds, net of underwriters’ discount, of $50,952,000. The Company simultaneously raised $5,074,000 through the issuance of 634,250 shares of common stock (“Sponsor Shares”) to certain of the Company’s initial stockholders (collectively, the “Sponsors”) in a private placement (“Private Placement”) (See Note 3 - Public Offering and Private Placement).

On July 3, 2013, the underwriters exercised their over-allotment option in full and on July 8, 2013, the Company received proceeds, net of underwriters’ discount, of $7,642,800.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Sponsors’ Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to effect a Business Combination successfully. Upon the closing of the Public Offering, including the over allotment option of $63,452,400 ($8.36 per Public Share, including the proceeds of the private placement of the Sponsors’ Shares) was placed in a trust account (“Trust Account”) maintained by Continental Stock Transfer and Trust Company as trustee, to be invested in United States Treasury securities having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries, until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

The Company’s officers have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (proceeds not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (2) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

The Company shares are listed on the NASDAQ Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (net of taxes payable) at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

The Company will seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their Public Shares into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and a majority of the outstanding Shares of the Company voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Stockholder (as defined below), together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 25% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors will agree (1) to vote any of their respective Founders Shares (as discussed in Note 5), Sponsors Shares and any Public Shares they may acquire in the proposed public offering or the aftermarket in favor of the initial Business Combination, and (2) not to convert any of their respective Founders Shares and Sponsors Shares into cash held in the trust account.

The Company’s amended and restated Certificate of Incorporation provides that the Company will continue in existence only until December 26, 2014. If the Company is unable to consummate its initial Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares held by the public stockholders of the Company’ (“Public Stockholders”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us or otherwise reserved for payment of expenses incurred in connection with seeking a Business Combination or income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account ($8.36 per share including the shares issued pursuant to the exercise of the underwriters’ overallotment option), plus any pro rata interest earned on the Trust Fund not previously released to the Company).

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. This number includes an aggregate of 247,500 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Such shares are no longer subject to forfeiture as the underwriters subsequently exercised the option in full.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2013, through the date which these financial statements were publically available. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements except as disclosed elsewhere.

Note 3 — Public Offering and Private Placement

On July 2, 2013, the Company consummated the Public Offering of 6,600,000 shares (the “Public Shares”) of common stock, $.0001 par value per share (“Common Stock”). The Public Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000.

Simultaneously with the consummation of the Public Offering, the Company consummated the private placement to certain of its initial stockholders (“Private Placement”) of 634,250 shares of Common Stock (“Sponsors’ Shares”) at a price of $8.00 per share, generating total gross proceeds of $5,074,000. The Sponsors’ Shares are identical to the Public Shares. The purchasers have agreed not to transfer, assign or sell any of the Sponsors’ Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

In connection with the Public Offering, the Company granted the underwriters a 45-day option to purchase up to an additional 990,000 Public Shares to cover over-allotments. On July 3, 2013, the underwriters elected to exercise the over-allotment option in full.

On July 8, 2013, the Company completed the sale of an additional 990,000 shares of common stock (the “Additional Shares”) pursuant to the July 3, 2013 exercise in full of the over-allotment option granted to EarlyBirdCapital, Inc. (“EBC”), the lead underwriter of the Company’s initial public offering (“IPO”) of 6,600,000 shares of common stock, which closed on July 2, 2013. The Additional Shares were sold at the offering price of $8.00 per share, generating gross proceeds to the Company of $7,920,000, and proceeds net of the underwriters' discount of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, the Company raised, via private placement, an additional $633,600 through the sale of an additional 79,200 shares (at $8.00 per share) to Anthony Minnuto, the Company’s Chairman.

The Company deposited all of the net proceeds of these sales, or $8,276,400, into the trust account holding its IPO proceeds at UBS Financial Services, Inc. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company acting as the trustee. The funds will not be released from the Trust Account except under certain limited circumstances as described in the final prospectus relating to the IPO. As of July 8, 2013, the Company holds a total of $63,452,400 in the Trust Account, or $8.36 per share.

Note 4 — Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Proposed Public Offering and that were charged to stockholders’ equity upon the receipt of the capital raised.

Note 5 — Notes Payable to Stockholders – Related Party

The Company issued an aggregate of $125,000 principal amount unsecured promissory notes to certain of the Company’s officers on February 22, 2013. On June 25, 2013, the Company issued an unsecured promissory note in the amount of $45,000 to the Chairman of the Board of Directors. The notes were non-interest bearing and payable on the earliest to occur of (i) the consummation of the Proposed Public Offering or (ii) the date on which the Company determines not to proceed with the Proposed Public Offering. The notes were repaid upon the consummation of the Public Offering. Due to the short-term nature of the notes, the fair value of the notes approximates the carrying amount.

Note 6 — Commitments and Contingencies

In connection with the Public Offering, the Company entered into an agreement with EBC whereby in the event the Company completes its initial Business Combination within the prescribed time, the Company will also pay EBC a non-exclusive investment banking fee of $1,848,000 for advisory services in connection with such Business Combination.

On July 2, 2013, the Company issued a share purchase option (“Option”), for $100, to EarlyBirdCapital, Inc. or its designees to purchase 660,000 common shares at an exercise price of $8.00 per share. The Option is exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or one year from the June 26, 2013 and will expire on June 26, 2018. The shares issuable upon exercise of this Option are identical to the shares offered in the Public Offering.

The Company accounted for the fair value of the Option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this Option is approximately $1,739,000 (or $2.64 per share) using a Black-Scholes option-pricing model. The fair value of the Option granted to EBC was estimated as of June 26, 2013 using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.42% and (3) expected life of five years. The Option may be exercised for cash or on a “cashless” basis, at the holder’s option such that the holder may use the appreciated value of the Option (the difference between the exercise price of the shares underlying the Option and the market price of the underlying shares of common stock) to exercise the Option without the payment of any cash. The holder of the Option will be entitled to certain demand and piggyback registration rights. The Company will have no obligation to net cash settle the exercise of the Option. The holder of the Option are not be entitled to exercise the Option unless a registration statement covering the shares underlying the Option is effective or Option will expire worthless.

One of the Company’s Sponsors also agreed that if the over-allotment option was exercised by the underwriters, he would purchase from the Company at a price of $8.00 per share the number of shares of common stock (up to a maximum of 79,200 shares of common stock) that is necessary to maintain in the Trust Account an amount equal to $8.36 per share sold to the public in the Public Offering. These shares would be purchased in a private placement that would occur simultaneously with the purchase of shares resulting from the exercise of the over-allotment option. All of the proceeds received from the Sponsors’ Shares purchases were placed in the Trust Account. The Sponsors’ Shares are identical to the shares to the Public Shares. On July 3, 2013, EBC exercised the overallotment option and the aforementioned private placement was consummated on July 8, 2013.

The Sponsors are entitled to registration rights with respect to their Founders Shares and the Sponsors’ Shares, and the Sponsors and the Company’s officers and directors are entitled to registration rights with respect to any shares they may be issued in payment of working capital loans made to the Company, pursuant to an agreement executed in connection with the Public Offering.

The holders of the majority of the Founders’ Shares are entitled to demand that the Company register 50% of these shares at any time commencing three months prior to the six-month and one-year anniversaries, respectively, of the consummation of a Business Combination. In addition, in the event that the holders of Founders’ Shares or Sponsors’ Shares make working capital loans to the Company, and such holders, in their sole discretion, elect to have common shares of the Company issued to repay such working capital loans, then such holders are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Founders, Sponsors and the holders of shares issued in payment of working capital loans made to the Company have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of its initial Business Combination.

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2013 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, on February 26, 2013, a total of 1,725,000 shares (“Founders’ Shares”) of the Company’s common stock were sold to the Sponsors at a price of approximately $0.015 per share for an aggregate of $25,000.

Effective June 26, 2013, the Company’s Board of Directors authorized a stock dividend of 0.1 shares for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect this stock dividend. On June 26, 2013, the Founders’ Shares were placed in escrow in a trust account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as trustee. Subject to certain limited exceptions, 50% of the Founders’ Shares will be released from escrow six months after the closing of the initial Business Combination, and the remaining 50% of the Founders’ shares will be released from escrow one year after the closing of the initial Business Combination.

The Founders’ shares include an aggregate of 247,500 shares which were subject to forfeiture if the over-allotment option was not exercised by the underwriters such that the Founders would own 20% of the outstanding shares of the Company, excluding the Sponsors’ shares after the consummation of the Public Offering. As a result of EBC’s exercising in full of the overallotment option, such shares are no longer subject to forfeiture.

Note 8 - Subsequent Events

Lease

The Company’s headquarters are located in facilities at 801 Brickell Avenue, Miami, FL, pursuant to a six-month lease agreement dated June 10, 2013, which commencement was contingent on the successful completion of the Company’s IPO. The lease commenced on August 1, 2013 and expires on January 31, 2014. Monthly rent expense is $2,147, plus incidental costs.

Name Change

On August 7, 2013, the Company’s Board of Directors approved the change of the Company’s name. The decision to change the Company’s name was made in response to an allegation made by a third party that the Company’s name infringes on a trademark held by that third party. Although the Company disputes this allegation, the Company believes that the name change will enable the Company to focus on its primary goal of completing an acquisition or merger. The Company is evaluating new names and will commence the process of obtaining the necessary stockholders approval as soon as possible.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to MedWorth Acquisition Corp., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on January 22, 2013 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities. The Company expects to focus its search for a target business(es) for its initial Business Combination in the specialty pharmacy, infusion pharmacy, and/or drug distribution industries based in the United States, although the Company does not intend to limit its search to a particular geographic region and the Company may pursue opportunities in other business sectors or industries. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On July 2, 2013, we consummated the Public Offering of 6,600,000 shares (the “Public Shares”) of common stock, $.0001 par value per share (“Common Stock”). The Public Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000.

Simultaneously with the consummation of the Public Offering, we consummated the private placement to certain of its initial stockholders (“Private Placement”) of 634,250 shares of Common Stock (“Sponsors’ Shares”) at a price of $8.00 per share, generating total gross proceeds of $5,074,000. The Sponsors’ Shares are identical to the Public Shares. The purchasers have agreed not to transfer, assign or sell any of the Sponsors’ Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

In connection with the Public Offering, the Company granted the underwriters a 45-day option to purchase up to an additional 990,000 Public Shares to cover over-allotments. On July 3, 2013, the underwriters elected to exercise the over-allotment option in full.

On July 8, 2013, we completed the sale of an additional 990,000 shares of common stock (the “Additional Shares”) pursuant to the July 3, 2013 exercise in full of the over-allotment option granted to EarlyBirdCapital, Inc. (“EBC”), the lead underwriter of our initial public offering (“IPO”) of 6,600,000 shares of common stock, which closed on July 2, 2013. The Additional Shares were sold at the offering price of $8.00 per share, generating gross proceeds to us of $7,920,000, and proceeds net of the underwriters' discount of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, we raised, via private placement, an additional $633,600 through the sale of an additional 79,200 shares (at $8.00 per share) to Anthony Minnuto, our Chairman.

We deposited all of the net proceeds of these sales, or $8,276,400, into the trust account holding its IPO proceeds at UBS Financial Services, Inc. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company acting as the trustee. The funds will not be released from the Trust Account except under certain limited circumstances as described in the final prospectus relating to the IPO. As of July 8, 2013, the Company holds a total of $63,452,400 in the Trust Account, or $8.36 per share.

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on July 2, 2013 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

For the three months ended June 30, 2013 and for the period from January 22, 2013 (inception) through June 30, 2013, we had net losses of $5,488 and $8,488 respectively, which consist of formation and operating costs.  We incurred offering costs of $432,607 with regard to the offering, which are classified as deferred offering costs on the balance sheet as of June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we have cash of $545.   Subsequent to the initial public offering, as described above, the Company received and maintained in a trust approximately $63.4 million in cash. As of June 30, 2013, we owed to two officers of the Company an aggregate of $170,000 in notes payable.  These amounts were fully repaid with the consummation of the initial public offering.

After the consummation of the initial public offering, we have approximately $345,000 not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $55,000, will be sufficient to allow us to operate for at least the next 18 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•	$200,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

•	$50,000 of reimbursement for out-of-pocket expenses incurred by our officers, directors and sponsors in connection with the due diligence and investigation of a target business;

•	$65,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

•	$85,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury securities with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive, financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On July 2, 2013, the Company consummated the Public Offering of 6,600,000 shares (the “Public Shares”) of common stock, $.0001 par value per share (“Common Stock”). The Public Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000.

On July 8, 2013, the Company completed the sale of an additional 990,000 shares of common stock (the “Additional Shares”) pursuant to the July 3, 2013 exercise in full of the over-allotment option granted to EarlyBirdCapital, Inc. (“EBC”), the lead underwriter of the Company’s initial public offering (“IPO”) of 6,600,000 shares of common stock, which closed on July 2, 2013. The Additional Shares were sold at the offering price of $8.00 per share, generating gross proceeds to the Company of $7,920,000, and proceeds net of the underwriters' discount of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, the Company raised, via private placement, an additional $633,600 through the sale of an additional 79,200 shares (at $8.00 per share) to Anthony Minnuto, the Company’s Chairman.

 Item 5. Other Information

On August 7, 2013, the Company’s Board of Directors approved the change of the Company’s name. The decision to change the Company’s name was made in response to an allegation made by a third party that the Company’s name infringes on a trademark held by that third party. Although the Company disputes this allegation, the Company believes that the name change will enable the Company to focus on its primary goal of completing an acquisition or merger. The Company is evaluating new names and will commence the process of obtaining the necessary stockholders approval as soon as possible.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDWORTH ACQUISTION CORP.

By:	/s/ CHARLES F. FISTEL
Charles F. Fistel Chief Executive Officer, Chief Financial Officer and Treasurer (Principal executive, financial and accounting officer)

Date:  August 13, 2013

Exhibit Index

Exhibit Number	Exhibit Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

