Form 10-Q
period 2013-09-30
MedWorth Acquisition Corp.
filed 2013-11-12
CIK 1571088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, 10,200,950 shares of common stock, par value $0.0001 per share were issued and outstanding.

MedWorth Acquisition Corp.
(A Company in the Development Stage)

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Interim Balance Sheet as of September 30, 2013 (Unaudited)	3
Condensed Interim Statements of Operations for the three months ended September 30, 2013 and for the period from January 22, 2013 (inception) through September 30, 2013 (Unaudited)	4
Condensed Interim Statements of Cash Flows for the period from January 22, 2013 (inception) through September 30, 2013 (Unaudited)	5
Notes to Unaudited Condensed Interim Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	12
Item 4. Controls and Procedures	13
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 5. Other Information	13
Item 6. Exhibits	13
Signatures	14

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MEDWORTH ACQUISITION CORP.
(A Company in the Development Stage)

Condensed Interim Balance Sheet
(Unaudited)

September 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$284,638
Interest on cash and cash equivalents held in trust	13,324
Prepaid expenses	86,990
Total Current Assets	384,952
Other Assets
Cash and cash equivalents held in trust	63,452,400
Deposits	5,152
Total Other Assets	63,457,552
Total Assets	$63,842,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses and accounts payable	$38,982
Total Liabilities	38,982

Commitments
Common stock subject to possible redemption, 7,032,630 shares at conversion value	58,803,522

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 3,168,320 shares issued and outstanding (excluding 7,032,630 shares subject to conversion) (1)	317
Additional paid-in capital	5,083,433
Accumulated deficit	(83,750)
Total Stockholders' Equity	5,000,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,842,504

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.1 shares for each outstanding share of common stock on June 26, 2013.

The accompanying notes are an integral part of the unaudited interim financial statements.

MedWorth Acquisition Corp.
(A Company in the Development Stage)

Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2013	For the Period of January 22, 2013 (inception) through September 30, 2013)
Formation and operating costs	$88,586	$97,074
Loss from operations	(88,586)	(97,074)
Other income:
Interest income	13,324	13,324
Net loss	$(75,262)	$(83,750)

Weighted average shares outstanding, basic and diluted(1)	3,143,835	2,425,900
Basic and diluted net loss per common share	$(0.02)	$(0.03)

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.1 shares for each outstanding share of common stock on June 26, 2013.

The accompanying notes are an integral part of the unaudited interim financial statements.

MedWorth Acquisition Corp.
(A Company in the Development Stage)

Condensed Interim Statements of Cash Flows
For the period from January 22, 2013 (Inception) through September 30, 2013
(Unaudited)

For the Period of January 22, 2013 (inception) through September 30, 2013
Cash Flows From Operating Activities:
Net loss	$(83,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Net increase in accrued expenses and accounts payable	38,982
Interest reinvested in trust account	(13,324)
Net increase in prepaid expenses	(86,990)
Net increase in deposits	(5,152)
Net cash used in operating activities	(150,234)

Cash Flows From Investing Activities:
Principal deposited in trust account	(63,452,400)
Net cash used in investing activities	(63,452,400)

Cash Flows From Financing Activities:
Proceeds from public and private offering	66,427,600
Proceeds from issuance of common stock to initial stockholder	25,000
Payment of underwriters' discount and offering expenses	(2,565,328)
Proceeds from notes payable to shareholders	170,000
Repayment of notes payable to shareholders	(170,000)
Net cash provided by financing activities	63,887,272

Net Change in Cash and Cash Equivalents	284,638
Cash and Cash Equivalents – Beginning	-
Cash and Cash Equivalents – Ending	$284,638

The accompanying notes are an integral part of the unaudited interim financial statements.

MedWorth Acquisition Corp.
(A Company in the Development Stage)

Note 1 — Organization, Plan of Business Operations and Going Concern

MedWorth Acquisition Corp. (A company in the development stage) (the “Company”) was incorporated in Delaware on January 22, 2013 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination, one or more businesses or entities (a “Business Combination”). The Company is focusing its search for a target business(es) for its initial Business Combination in the specialty pharmacy, infusion pharmacy, and/or drug distribution industries based in the United States, although the Company is not limiting its search to a particular geographic region and the Company may pursue opportunities in other business sectors or industries.

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commissions (the “SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period (For additional information see audited financial statements on Form S-1, filed on June 28, 2013).

At September 30, 2013, the Company had not yet commenced any operations. All activity through September 30, 2013 relates to the Company’s formation, the public offering described below and its seeking of a Business Combination. The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on June 26, 2013. On June 27, 2013, the Company filed a new registration statement to increase the size of the offering by 10%, from 6,000,000 shares of common stock, $.0001 par value (the “Common Stock”) to 6,600,000 shares of Common Stock (collectively, the “Public Shares”) pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On July 2, 2013, the Company consummated the Public Offering, generating proceeds, net of underwriters’ discount, of $50,952,000. The Company simultaneously raised $5,074,000 through the issuance of 634,250 shares of Common Stock (“Sponsor Shares”) to certain of the Company’s initial stockholders (collectively, the “Sponsors”) in a private placement (“Private Placement”) (See Note 3 - Public Offering and Private Placement).

On July 3, 2013, the underwriters exercised their over-allotment option in full and on July 8, 2013, the Company completed the sale of an additional 990,000 shares of Common Stock (the “Additional Shares”) and received proceeds, net of underwriters’ discount, of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, the Company raised, via private placement, an additional $633,600 through the sale of an additional 79,200 shares (at $8.00 per share) to certain of the Company’s initial stockholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Sponsors’ Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to effect a Business Combination successfully. Upon the closing of the Public Offering, including the over allotment, $63,452,400 ($8.36 per Public Share, including the proceeds of the private placement of the Sponsors’ Shares) was placed in a trust account (“Trust Account”) maintained by Continental Stock Transfer and Trust Company as trustee, and invested in United States Treasury securities having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries, until the earlier of the consummation of the Company’s first Business Combination and the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s officers have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (proceeds not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (2) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

MedWorth Acquisition Corp.
(A Company in the Development Stage)

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

The Company will seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their Public Shares into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and a majority of the outstanding Shares of the Company voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Stockholder (as defined below), together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 25% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors will agree (1) to vote any of their respective Founders Shares (as discussed in Note 4), Sponsors Shares and any Public Shares they may acquire in the proposed public offering or the aftermarket in favor of the initial Business Combination, and (2) not to convert any of their respective Founders Shares and Sponsors Shares into cash held in the trust account.

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

The Company incurred a net loss from operations of $83,750 for the period from January 22, 2013 (inception) to September 30, 2013. At September 30, 2013, the Company had $297,692 of cash (including interest earned on the amounts in the Trust of $13,324) and a working capital of $345,970. The Company’s accumulated deficit aggregated $83,750 at September 30, 2013. The Company has principally financed its operations from inception using proceeds from sales of its equity securities in a public offering (see Note 3) and loans from shareholders. The Company anticipates that in order to fund its working capital requirements, it will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. The Company may need to enter into contingent fee arrangements with its vendors or raise additional capital through loans or additional investments from its Sponsors, officers, directors, or third parties. None of the Sponsors, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, significant uncertainties include the inability to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. (For additional information see audited financial statements on Form S-1, filed on June 28, 2013)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

MedWorth Acquisition Corp.
(A Company in the Development Stage)

Investment Held in Trust

The amounts held in the Trust Account represent substantially all of the proceeds of the Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested primarily in a highly liquid Treasury securities.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. This number includes an aggregate of 247,500 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Such shares are no longer subject to forfeiture as the underwriters exercised the option in full on July 3, 2013.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times may exceed the Federal depositary insurance coverage of $250,000. At September 30, 2013, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible conversion in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2013, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Tax

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

MedWorth Acquisition Corp.
(A Company in the Development Stage)

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

Subsequent Events

On October 22, 2013, the Company commenced a consent solicitation to obtain stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name to MergeWorthRx Corp.

The Company evaluates events that have occurred after the balance sheet date of September 30, 2013, through the date, which these financial statements were publically available. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements except as disclosed in Note 7 – Subsequent events.

Note 3 — Public Offering and Private Placement

On July 2, 2013, the Company consummated the Public Offering of 6,600,000 Public Shares. The Public Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000.

Simultaneously with the consummation of the Public Offering, the Company consummated the Private Placement to certain of its Sponsors of 634,250 Sponsors Shares at a price of $8.00 per share, generating total gross proceeds of $5,074,000. The Sponsors Shares are identical to the Public Shares except that the purchasers have agreed not to transfer, assign or sell any of the Sponsors Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

In connection with the Public Offering, the Company granted the underwriters a 45-day option to purchase up to 990,000 Additional Shares to cover over-allotments. On July 3, 2013, the underwriters exercised the over-allotment option in full. On July 8, 2013, the Company completed the sale of 990,000 Additional Shares at the offering price of $8.00 per share; generating, net of the underwriters' discount, proceeds of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, the Company raised, via private placement, an additional $633,600 through the sale of an additional 79,200 Sponsors Shares (at $8.00 per share) to certain of its Sponsors.

The Company deposited net proceeds of these sales, or $63,452,400, into the Trust Account maintained by Continental Stock Transfer & Trust Company acting as the trustee. The funds will not be released from the Trust Account except under certain limited circumstances as described in the final prospectus relating to the Public Offering. As of September 30, 2013, the Company holds a total of $63,452,400 in the Trust Account, or $8.36 per share.

Note 4 — Notes Payable to Stockholders – Related Party

The Company issued an aggregate of $125,000 principal amount unsecured promissory notes to certain of the Company’s officers on February 22, 2013. On June 25, 2013, the Company issued an unsecured promissory note in the amount of $45,000 to the Chairman of the Board of Directors. The notes were non-interest bearing. On July 2, 2013, the Company repaid $170,000 in promissory notes to each of the respective related parties.

Note 5 — Commitments

On July 2, 2013, the Company issued a share purchase option (“Option”), for $100, to EarlyBirdCapital, Inc. or its designees to purchase 660,000 common shares at an exercise price of $8.00 per share. The Option is exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or one year from June 26, 2013, and will expire on June 26, 2018. The shares issuable upon exercise of this Option are identical to the Public Shares sold in the Public Offering.

MedWorth Acquisition Corp.
(A Company in the Development Stage)

The Company accounted for the fair value of the Option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this Option was approximately $1,739,000 (or $2.64 per share) using a Black-Scholes option-pricing model. The fair value of the Option granted to EBC was estimated as of June 26, 2013 using the following assumptions: (1) expected volatility of 35%, (2) risk- free interest rate of 1.42% and (3) expected life of five years. The Option may be exercised for cash or on a “cashless” basis, at the holder’s option such that the holder may use the appreciated value of the Option (the difference between the exercise price of the shares underlying the Option and the market price of the underlying shares of common stock) to exercise the Option without the payment of any cash. The holder of the Option will be entitled to certain demand and piggyback registration rights. The Company will have no obligation to net cash settle the exercise of the Option. The holder of the Option are not be entitled to exercise the Option unless a registration statement covering the shares underlying the Option is effective or Option will expire worthless.

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.
As of September 30, 2013, there are no shares of preferred stock issued or outstanding.

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
The Founders’ shares included an aggregate of 247,500 shares, which were subject to forfeiture if the over-allotment option was not exercised by the underwriters such that the Founders would own 20% of the outstanding shares of the Company, excluding the Sponsors’ shares after the consummation of the Public Offering. As a result of EBC’s exercising in full of the overallotment option, such shares are no longer subject to forfeiture.

Note 7 - Subsequent Events

On October 22, 2013, the Company commenced a consent solicitation to obtain stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name to MergeWorthRx Corp.

MedWorth Acquisition Corp.
(A Company in the Development Stage)

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

Overview

We are a blank check company in the development stage, formed on January 22, 2013 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, and reorganization or other similar Business Combination, one or more businesses or entities. The Company is focusing its search for a target business(es) for its initial Business Combination in the specialty pharmacy, infusion pharmacy, and/or drug distribution industries based in the United States, although the Company is not limiting its search to a particular geographic region and the Company may pursue opportunities in other business sectors or industries. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

On July 2, 2013, we consummated the public offering (the “Public Offering”) of 6,600,000 shares (the “Public Shares”) of common stock, $.0001 par value per share (“Common Stock”). The Public Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000, or generating proceeds net of underwriters’ discount in aggregate of $50,511,872.

Simultaneously with the consummation of the Public Offering, we consummated the private placement to certain of our initial stockholders (“Private Placement”) of 634,250 shares of Common Stock (“Sponsors Shares”) at a price of $8.00 per share, generating total gross proceeds of $5,074,000. The Sponsors Shares are identical to the Public Shares. The purchasers have agreed not to transfer, assign or sell any of the Sponsors Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

In connection with the Public Offering, the Company granted the underwriters a 45-day option to purchase up to an additional 990,000 Public Shares to cover over-allotments. On July 3, 2013, the underwriters exercised the over-allotment option in full. On July 8, 2013, we completed the sale of 990,000 Additional Shares at the offering price of $8.00 per share, generating gross proceeds to us of $7,920,000, and proceeds net of the underwriters' discount of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, we raised, via private placement, an additional $633,600 through the sale of an additional 79,200 shares (at $8.00 per share) to Anthony Minnuto, our Executive Chairman.

We deposited the net proceeds of these sales, or $63,452,400, into the trust account holding our Public Offering proceeds at UBS Financial Services, Inc. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company acting as the trustee. The funds will not be released from the Trust Account except under certain limited circumstances as described in the final prospectus relating to the Public Offering. As of September 30, 2013, the Company holds a total of $63,452,400 in the Trust Account, or $8.36 per share.

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

For the three months ended September 30, 2013 and for the period from January 22, 2013 (inception) through September 30, 2013, we had net losses of approximately $75,000 and $83,750 respectively, which consist of formation and operating costs.  We incurred underwriters’ discount costs and offering expense in aggregate of $2.6 million with regard to the Public Offering, which have been paid in full as of September 30, 2013.

Liquidity and Capital Resources

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a Business Combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

As of September 30, 2013, we have cash and cash equivalents of $284,638 available for working capital and $63,454,986 cash held in trust, including interest.

MedWorth Acquisition Corp.
(A Company in the Development Stage)

After the consummation of the initial public offering, we have approximately $284,638 not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $30,000, will be sufficient to allow us to operate for at least the next 15 months, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. We anticipate that we will incur approximately:

•
$359,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial Business Combination, and preparation and filing of proxy materials to obtain shareholder approval of our Business Combination;

•	$5,000 of reimbursement for out-of-pocket expenses incurred by our officers, directors and sponsors in connection with the due diligence and investigation of a target business;

•	$80,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

•	$102,000 for general working capital that will be used for corporate administration, filing and other regulatory fees, miscellaneous expenses, liquidation obligations and reserves.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. We anticipate that in order to fund our ongoing working capital requirements, we will need to use all of the remaining cash funds as well as entering into contingent fee arrangements with our vendors. We may need to raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take measures to conserve liquidity, which could include, but not necessarily be limited to, reducing our efforts in seeking targets for a Business Combination, and reducing corporate and administrative overhead expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. In the current economic environment, it may become difficult to obtain acquisition financing. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government Treasury securities with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

MedWorth Acquisition Corp.
(A Company in the Development Stage)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On July 2, 2013, the Company consummated the Public Offering of 6,600,000 Public Shares. The Public Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000.

Simultaneously with the consummation of the Public Offering, the Company consummated the Private Placement to its Sponsors of 634,250 Sponsors Shares at a price of $8.00 per share, generating total gross proceeds of $5,074,000. The Sponsors Shares are identical to the Public Shares, except that the purchasers have agreed not to transfer, assign or sell any of the Sponsors Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

On July 8, 2013, the Company completed the sale of 990,000 Additional Shares pursuant to the July 3, 2013 exercise in full of the over-allotment option granted to the underwriters of our Public Offering. The Additional Shares were sold at the offering price of $8.00 per share, generating net of the underwriters' discount proceeds in aggregate in the amount of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, the Company raised, via private placement, an additional $633,600 through the sale of an additional 79,200 shares (at $8.00 per share) to certain of the Company’s initial stockholders.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

 Item 5. Other Information

On October 13, 2013, the Company’s Board of Directors appointed the Company’s current Chairman of the Board, Anthony Minnuto, as Executive Chairman of the Board. In his role as Executive Chairman, Mr. Minnuto will act as the Company’s principal executive officer and will be responsible for overall management of the Company’s activities, including its efforts toward completing a Business Combination.

On October 22, 2013, the Company commenced a consent solicitation to obtain stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name to MergeWorthRx Corp.

Item 6.  Exhibits.

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDWORTH ACQUISITION CORP.

By:	/s/ ANTHONY MINNUTO
Anthony Minnuto
Executive Chairman of the Board
(Principal executive officer)

By:	/s/ CHARLES F. FISTEL
Charles F. Fistel
Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

Date: November 12, 2013

