Form 10-K
period 2013-12-31
MergeWorthRx Corp.
filed 2014-03-27
CIK 1571088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number: 001-35984

MERGEWORTHRX CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-1970047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3123 McDonald Street Miami, Florida	33133
(Address of Principal Executive Offices)	(Zip Code)

(305) 785-3900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of June 30, 2013 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $0.

As of March 25, 2014, there were 10,200,950 shares of Common Stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

MERGEWORTHRX CORP.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10-K (this “Form 10-K”), references to “we,” “us” and “our” refer to MergeWorthRx Corp.

Introduction

We are a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination (“Initial Business Combination”) with one or more businesses or entities. We are focusing our efforts to identify a prospective target business in the healthcare industry, with specific focus on the specialty pharmacy, infusion pharmacy and/or drug distribution sectors based in the U.S. However, we are not limited to a particular geographic region or business industry or section and we may pursue opportunities in any location or business sector or industry that we believe is attractive.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act) and will remain such for up to five years. However, if our non-convertible debt issued within a three year period or our total revenues exceed $1 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards.

Company History

We were incorporated in Delaware on January 22, 2013 under the name “MedWorth Acquisition Corp.” In February 2013, we issued an aggregate of 1,725,000 shares of our common stock, par value $0.0001, for an aggregate purchase price of $25,000, or approximately $0.015 per share. Effective June 26, 2013, we authorized a stock dividend of 0.1 shares of common stock for each outstanding share of common stock, resulting in our stockholders prior to our initial public offering (“Sponsors”) holding an aggregate of 1,897,500 shares of common stock (“Founder Shares”).

On July 2, 2013, we consummated our initial public offering (“IPO”) of 6,600,000 shares of common stock. The shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000. On July 8, 2013, we consummated the sale of an additional 990,000 shares that were subject to the underwriters’ over-allotment option, for aggregate additional proceeds of $7,920,000.

Simultaneously with each of the consummation of the IPO and the exercise of the over-allotment option, we consummated a private placement (together, the “Private Placement”) of an aggregate of 634,250 shares and 79,200 shares, respectively (collectively, the “Sponsor Shares”), to our Sponsors and their designees. The Sponsor Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $5,707,600.

Of the net proceeds from our IPO and the Private Placement, $63,452,400 was placed in a trust account at UBS Financial Services, Inc. with Continental Stock Transfer & Trust Company acting as trustee. Except as described in this Form 10-K, these proceeds will not be released until the earlier of the completion of an Initial Business Combination and our redemption of 100% of the outstanding public shares of common stock upon our failure to consummate an Initial Business Combination on or before December 26, 2014.

On November 27, 2013, after obtaining the written consent of a majority of our stockholders, we changed our name to “MergeWorthRx Corp.”

Business Strategy

We are focusing our efforts to identify a prospective target business based in the United States operating in the healthcare industry, with specific focus on the specialty pharmacy, home infusion pharmacy and/or drug distribution sectors. However, we are not limited to a particular geographic region or business industry or sector and we may pursue opportunities in any location or business industry or sector that we believe is attractive.

We believe that the U.S. healthcare industry, specifically the specialty and home infusion pharmacy and/or drug distribution sectors, have potential for significant growth, despite pressure from the U.S. government and the American public to reduce per capita healthcare spending, control hospitalization costs, and improve patient treatment outcomes.

We believe that the key drivers of growth in the healthcare marketplace, with specific focus on specialty pharmacy, infusion pharmacy and/or drug distribution sectors, include:

•	New drug pipeline, with potentially more than 1,000 biotech medicines, many of which are injectable drugs, in development for over more than 100 disease states;
•	Growing patient populations and changing demographic trends, including growth of drug utilization by the “baby boomer” generation;
•	Drug price inflation;
•	Availability of alternative therapies; and
•	Impact of existing and possible future legislation that could have the effect of increasing reimbursement for specialty drugs and home-healthcare-related products and services, as well as limiting reimbursement for extended hospital stays, which would result in the discharge of more patients into the home healthcare setting.

Specialty and infusion pharmacies are a highly fragmented market segment, comprising several mid to large multi-state operators, many of which are owned by private equity funds, and hundreds to thousands of smaller operators across the U.S. Many of these smaller entities are pharmacist-owned and operated businesses, lacking sophisticated management, broad distribution, product access, managed care network contracting access and marketing ability. Additionally, while these smaller entities are often successful family-owned businesses, they generally operate with limited capital resources for expansion or long-term sales and marketing programs. Last, they continually face reimbursement pressure, and increasing back-office expenses and challenges, which further dampen their profit margins and outlook.

We believe that the opportunity exists for us to acquire and consolidate small to mid-sized specialty and infusion pharmacies and drug distribution companies into a single national network operator. We believe that our management team’s experience in developing and executing business growth strategies in the specialty and infusion pharmacy and drug supply chain sectors and in implementing back-office expense reductions through centralized operations and fulfillment, will help us achieve revenue growth and improved profitability through the combined entity.

Our strategy is to invest in a business (or businesses) with barriers to competitive entry, a sustainable competitive advantage, a motivated and capable management team and attractive free cash returns on invested capital. Post acquisition, we intend to add value by remaining part of the senior management team, as well as working with the target’s management to achieve operational excellence, make prudent capital allocation decisions and consummate additional accretive acquisitions. We hope to create value by building the business rather than relying on financial leverage or asset trading to generate a return on invested capital.

Competitive Strengths

We believe our competitive strengths to be the following:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock, cash and debt, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company or divesting of their business interest than the typical initial public offering or other form of liquidity event. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public disclosure efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting and retaining talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial Position

With funds available for our Initial Business Combination in the amount of $63,452,417 as of December 31, 2013, we offer a target business a variety of options, such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Offering Structure

Unlike other blank check companies that sell units comprised of shares of common stock and warrants in their initial public offerings, we sold only shares of common stock in our IPO. Because the dilutive effects of the warrants found in the typical structure of other blank check initial public offerings is not present in our case, we believe we will be viewed more favorably by potential target companies when determining which company to engage in a business combination with.

Effecting Our Initial Business Combination

General

We are not currently engaged in, and we will not engage in, any substantive commercial business for an indefinite period. We intend to utilize cash derived from the proceeds of our IPO and the Private Placement, our capital stock, debt or a combination of these in effecting our Initial Business Combination. Although substantially all of the net proceeds of our IPO and the Private Placement are intended to be applied generally toward effecting an Initial Business Combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, our investors do not currently have the opportunity to evaluate the specific merits or risks of any one or more business combinations. Our Initial Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate our Initial Business Combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, merger and acquisition (sell-side) brokers/representatives and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, e-mails or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition to our engagement of EarlyBirdCapital described elsewhere in this Form 10-K, we may engage professional firms or other individuals that specialize in business acquisitions in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our Sponsors or members of our management team or board or our or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our Initial Business Combination. We are not restricted from entering into a transaction with a target business that is affiliated with any of our officers, directors or Sponsors. However, we may do so only if (1) such transaction is approved by a majority of our disinterested and independent directors and (2) we obtain an opinion from an independent investment banking firm which is a member of FINRA that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to the limitation that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our Initial Business Combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Notwithstanding the foregoing, our officers and directors have pre-existing fiduciary obligations that may require them to present suitable business combination opportunities to other entities prior to presenting them to us. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Furthermore, we do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the trust account, except as described below under the heading “Fair Market Value of Target Business.” In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;
•	growth potential;
•	brand recognition and potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	accounts receivable collection cycles;
•	inventory management;
•	vendor relationships and contracts;
•	competitive position;
•	barriers to entry;
•	stage of development of the products, processes or services;
•	existing distribution and potential for expansion;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
•	impact of regulation on the business;
•	regulatory environment of the industries;
•	costs associated with effecting the business combination;
•	industry leadership, sustainability of market share and attractiveness of market industry in which a target business participates; and
•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting our Initial Business Combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our Initial Business Combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete our Initial Business Combination.

We have engaged EarlyBirdCapital, the representative of the underwriters in our IPO, on a non-exclusive basis, to act as our investment banker to assist us in structuring our Initial Business Combination and negotiating its terms (but not for purposes of locating potential target candidates for our Initial Business Combination). We anticipate that these services will include assisting us with valuing and structuring any proposed offer to be made to a target business and negotiating a letter of intent and/or definitive agreement with any potential target business. In consideration for these services, we will pay EarlyBirdCapital a cash fee at the closing of our Initial Business Combination of $1,848,000.

Fair Market Value of Target Business

Pursuant to the listing rules of the NASDAQ Stock Market LLC (“Nasdaq”), the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our Initial Business Combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business. We will acquire less than 100% of the equity interests or assets of the target business only if either we or our public stockholders acquire at least a controlling interest in the target business (meaning not less than 50.1% of the voting equity interests in the target or all or substantially all of the assets of such target). If we acquire less than 100% of the equity interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the trust account balance. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Stockholders Ability to Approve Business Combination

In connection with any proposed Initial Business Combination, we will seek stockholder approval of such Initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Initial Business Combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), subject to the limitations described herein. We will consummate our Initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of such proposed Initial Business Combination.

We chose our net tangible assets threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate our Initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such Initial Business Combination, our net tangible assets threshold may limit our ability to consummate such Initial Business Combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until December 26, 2014, in order to be able to receive a pro rata share of the trust account.

In connection with any vote for a proposed Initial Business Combination, our Sponsors, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately prior to our IPO, as well as any shares of common stock acquired by them after our IPO, in favor of such proposed Initial Business Combination. None of our officers, directors, Sponsors or their affiliates has indicated any intention to purchase shares from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed Initial Business Combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed Initial Business Combination, our officers, directors, Sponsors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. The foregoing open market purchases by our Sponsors, officers, directors or their affiliates who are “affiliated purchasers” under Rule 10b-18 under the Exchange Act will comply with Rule 10b-18, which is safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Our Sponsors, officers, directors and their affiliates will not make any purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Conversion Rights

In connection with seeking stockholder approval of our Initial Business Combination at a meeting called for such purpose, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Initial Business Combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable).

Notwithstanding the foregoing, pursuant to our amended and restated certificate of incorporation, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 25% or more of the shares of common stock sold in our IPO. Such a public stockholder would still be entitled to vote against a proposed Initial Business Combination with respect to all shares of common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed Initial Business Combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 25% of the shares of common stock sold in our IPO, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Our Sponsors do not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them after our IPO.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time prior to the vote on the business combination or to deliver their shares to the transfer agent electronically prior to the vote on the proposed Initial Business Combination using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to exercise conversion rights prior to the consummation of the proposed Initial Business Combination and the proposed Initial Business Combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed Initial Business Combination. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of conversion and subsequently decided prior to the vote not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the Initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until 18 months from the date of our IPO prospectus, or December 26, 2014. If we have not completed our Initial Business Combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our Initial Business Combination on or before December 26, 2014 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our Initial Business Combination on or before December 26, 2014 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our Initial Business Combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following December 26, 2014 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our officers have agreed that they will be jointly and severally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to satisfy their indemnification obligations if they are required to do so. Additionally this agreement entered into by our officers specifically provides for two exceptions to the personal indemnity they have given: they will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims under our indemnity with the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $8.36 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (subject to our obligations under Delaware law to provide for claims of creditors as described above).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our Sponsors have waived their rights to participate in any liquidation distribution with respect to their Founder Shares and Sponsor Shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our officers have agreed to pay the out-of-pocket expenses necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment for such expenses.

If we are unable to complete our Initial Business Combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $8.36. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our Initial Business Combination in the required time period or if the stockholders seek to have us convert or purchase their respective shares upon our Initial Business Combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $8.36 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after December 26, 2014, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to, or distributions from, our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, such as other blank check companies, private equity groups and leveraged buyout funds, as well as operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO and Private Placement, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our Initial Business Combination may delay the completion of a transaction; and
•	our obligation to convert shares of common stock held by our public stockholders which may reduce the resources available to us for our Initial Business Combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our Initial Business Combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets, as well as our capital structure that does not involve warrants (unlike other similarly structured blank check companies) may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting our Initial Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our Initial Business Combination, we may not have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our Initial Business Combination.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We currently maintain our principal executive offices at 3123 McDonald Street, Miami, Florida 33133. This space is being provided to us by one of our officers at no charge. Prior to February 1, 2014, we maintained our principal executive offices at 801 Brickell Avenue, Suite 943, Miami, Florida 33131, for which we paid rent and related expenses of approximately $3,000 per month. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol MWRX. The following table sets forth the high and low sales prices for our common stock for the periods indicated since our common stock began public trading on June 27, 2013.

	Common Stock
	High	Low
Fiscal 2014
First Quarter*	$8.13	$8.05

Fiscal 2013:
Fourth Quarter	$8.15	$8.04
Third Quarter	$8.13	$5.60
Second Quarter	$8.09	$8.00

__________________________

* Through March 13, 2014.

Holders

As of March 13, 2014, there were 10 holders of record of our common stock. Management believes we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

On July 2, 2013, we consummated our IPO of 6,600,000 shares of common stock. The shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000. EarlyBirdCapital acted as the representative of the underwriters for the IPO. On July 8, 2013, we consummated the sale of an additional 990,000 shares that were subject to the underwriters’ over-allotment option, for aggregate additional proceeds of $7,920,000. In connection with the IPO, we consummated the Private Placement of an aggregate of 713,450 shares to our Sponsors and their designees. The Sponsor Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $5,707,600.

We paid a total of $2,125,200 in underwriting discounts and $440,128 for other costs and expenses related to the offering and have accrued deferred offering expense of $178,491. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the IPO and Private Placement were $63,683,792, of which $63,452,400 was deposited into the trust account. The remaining proceeds became available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an Initial Business Combination and our redemption of 100% of the outstanding public shares upon our failure to consummate our Initial Business Combination within the required time period. Notwithstanding the foregoing, there can be released to us from the trust account (1) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (2) any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

Through the date of this Form 10-K, we have withdrawn an aggregate of $20,629 of available interest from the trust account.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating our Initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect our Initial Business Combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers during the fourth quarter of the fiscal year ended December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that, of the significant accounting policies discussed in Note 2 to our financial statements appearing elsewhere in this Form 10-K, the following accounting policies require our most difficult, subjective and/or complex judgments:

Redeemable Securities

We account for redeemable Common Stock in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99-3A, Classification and Measurement of Redeemable Securities, which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity.

Fair Value Measurement

The Company adopted Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Overview

We are a blank check company formed for the purpose of entering into an Initial Business Combination with one or more businesses or entities. We are focusing our efforts to identify a prospective target business in the healthcare industry, with specific focus on the specialty pharmacy, infusion pharmacy and/or drug distribution sectors based in the U.S. However, we are not limited to a particular geographic region or business industry or section and we may pursue opportunities in any location or business sector or industry that we believe is attractive.

On July 2, 2013, we consummated our IPO of 6,600,000 shares of common stock. The shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000, or generating proceeds net of underwriters’ discount and offering related expenses in aggregate of $50,333,392. In connection with the IPO, we granted the underwriters a 45-day option to purchase up to an additional 990,000 shares to cover over-allotments. On July 3, 2013, the underwriters exercised the over-allotment option in full. On July 8, 2013, we consummated the sale of an additional 990,000 shares that were subject to the underwriters’ over-allotment option, for aggregate additional proceeds of $7,920,000, and proceeds net of the underwriters' discount of $7,642,800.

Simultaneously with each of the consummation of the IPO and the exercise of the over-allotment option, we consummated the Private Placement of an aggregate of 634,250 Sponsor Shares and 79,200 Sponsor Shares, respectively, to our Sponsors and their designees. The Sponsor Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $5,707,600.

Of the net proceeds from our IPO and the Private Placement, $63,452,400 was placed in a trust account at UBS Financial Services, Inc. with Continental Stock Transfer & Trust Company acting as trustee. Except as described in this Form 10-K, these proceeds will not be released until the earlier of the completion of an Initial Business Combination and our redemption of 100% of the outstanding public shares of common stock upon our failure to consummate an Initial Business Combination on or before December 26, 2014. As of December 31, 2013, the Company holds a total of $63,452,417 in the Trust Account, or $8.36 per share.

Results of Operations

Our entire activity since inception up to the closing of our IPO on July 2, 2013 was in preparation for that event. Since the offering, our activity has been limited to the evaluation of Initial Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (U.S. Treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from January 22, 2013 (inception) through December 31, 2013, we had net losses of $195,764, which consist of formation and operating costs.

Liquidity and Capital Resources

We presently have no revenue, have had losses since inception and have no operations other than the active solicitation of a target business with which to complete an Initial Business Combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

As of December 31, 2013, we have cash and cash equivalents of $219,160 available for working capital and $63,452,417 cash held in trust, including interest.

Prior to the consummation of our initial business combination, we will have available to us the $219,160 of proceeds held outside the trust account (as of December 31, 2013) and all interest income on the balance of the trust account (less amounts released to us to pay taxes or dissolution expenses) that will be released to us to fund our working capital requirements. Should this amount be insufficient, we may need to raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. We may not have sufficient funds to allow us to operate until December 26, 2014, which is the date we are required to liquidate, assuming that an Initial Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination. We anticipate that we will incur approximately:

•	$350,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our Initial Business Combination, and preparation and filing of proxy materials to obtain shareholder approval of our Initial Business Combination;

•	$10,000 of reimbursement for out-of-pocket expenses incurred by our officers, directors and sponsors in connection with the due diligence and investigation of a target business;

•	$50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

•	$25,000 for general working capital that will be used for corporate administration, filing and other regulatory fees, miscellaneous expenses, liquidation obligations and reserves.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less amounts released to us for working capital purposes or to pay taxes and deferred underwriting commissions) to consummate our initial business combination. We may use all interest earned on the trust account for purposes of working capital, to pay taxes and dissolution expenses. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As stated above, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our initial shareholder, officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest income earned on such proceeds.

We may need to raise additional funds in order to meet the expenditures required for operating our business. Due to the costs of undertaking in-depth due diligence, regulatory compliance, and negotiating potential initial business combinations, we may have insufficient funds available to operate our business prior to our initial business combination and borrowing additional funds for working capital from our officers and directors. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with and contemporaneous with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government Treasury securities with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position	Term Expires
Anthony Minnuto	40	Executive Chairman of the Board	2016
Charles F. Fistel	53	Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2015
Stephen B. Cichy	43	President, Chief Operating Officer, Secretary and Director	2015
John J. Delucca	70	Director	2015
Jeffrey A. Rein	62	Director	2016
Robert G. Savage	60	Director	2014
Howard I. Schwartz, M.D.	54	Director	2014

Anthony Minnuto has been the Executive Chairman of our Board since October 2013 and a Director since our inception. He also served as Secretary from our inception to August 2013. Since its founding in July 2008, Mr. Minnuto has served as Chairman and Chief Executive Officer of Allied Medical Supply Inc., a privately held, national specialty drug distributor. Allied provides pharmaceutical supply chain solutions designed to increase drug availability and maximize product flow to medical and healthcare facilities and providers with a priority access reach for drugs to more than 1,000 hospitals. From April 2006 to July 2008, Mr. Minnuto was Founder and President of Minnuto Publishing LLC, where he was a speaker, educator and author of personal development seminars and books focused on creatively negotiating and structuring commercial real estate transactions and achieving success. From 2004 to July 2008, Mr. Minnuto was a real estate investor primarily in apartment buildings in Indiana, through Arlington Management, LLC. From 2002 to 2004, he was an independent mortgage broker for various lending institutions. From 1994 to 2002, he was a technology consultant specializing in Oracle database and Sun Solaris network administration for Fortune 500 customers. From 1991 to 1994, Mr. Minnuto was an investment advisor holding Series 6 and 63 (securities), life insurance, health insurance and real estate licenses.

We believe Mr. Minnuto is well-qualified to serve as a member of the board due to his business leadership, sales, marketing and technology experience and operational experience in the specialty pharmaceutical distribution market.

Charles F. Fistel has been our Chief Executive Officer, Chief Financial Officer, Treasurer and a Director since our inception. Mr. Fistel also serves as Chairman and Chief Executive Officer of Pacifica Capital Group, LLC, a company focused on capital sourcing, mergers and acquisitions, and wealth strategies. He has held this position since 2004. From October 2010 to April 2013, he served as the Chief Financial Officer of Allied Medical Supply Inc., a privately held, national specialty drug distributor. From 2001 to 2004, he served as Co-Managing Partner of Agilex Holdings, Inc., a holding company which developed and managed SEC registered equity mutual funds. Prior to co-founding Agilex, from July 1999 to June 2002, Mr. Fistel served as Co-Managing Partner of Unisyn, Inc., a life insurance estate and tax strategy firm. Unisyn was a wholly owned subsidiary of National Financial Partners, a publicly traded financial services firm. From May 1993 to May 1995, he served as Chief Executive Officer, and from May 1995 to June 1999, he served as Executive Vice President and a director, of Viragen, Inc., a publicly traded biopharmaceutical developer specializing in oncology, infectious diseases and autoimmune disorders. From 1986 to 1991, he was the Chief Financial Officer and a director of BLOC Development Corp., a publicly traded specialty personal computer software developer and distributor. Mr. Fistel is a certified public accountant. He graduated from Florida International University with a Bachelors of Business Administration in Accounting.

We believe Mr. Fistel is well-qualified to serve as a member of the board due to his public company experience, business leadership and contacts, corporate finance, mergers and acquisitions and business development experience and operational experience in the specialty pharmaceutical distribution and development markets.

Stephen B. Cichy has been our President and Chief Operating Officer and a director since our inception and Secretary since August 2013. Since its founding in August 2012, he has served as President and Chief Executive Officer of Monarch Specialty Group, Inc., a strategic advisor to mid-sized specialty pharmacy companies and healthcare entities. From March 2009 to May 2012, Mr. Cichy served as Executive Vice President of BioScrip, Inc., a publicly traded national specialty and infusion pharmacy and prescription service provider. In May, 2012, select assets of BioScrip’s operating businesses relating to specialty, community and mail pharmacy were acquired by Walgreens. From August 2007 to March 2009, Mr. Cichy served as Vice President of Product Development and Marketing Strategy for Walgreens, Inc., a prescription drug retailer. Prior to joining Walgreens, from April 2005 to September 2007, Mr. Cichy served as Vice President of Business Development and Commercial Operations for Option Care, Inc., a publicly traded specialty and infusion pharmacy organization. Option Care was acquired by Walgreens in September 2007. Prior to joining Option Care, from March 2003 to April 2005, Mr. Cichy was Director of New Product Planning for Caremark, Inc., a pharmacy benefit management and specialty pharmacy company. Mr. Cichy currently serves as a director of Compliance Meds Technologies, a privately held health service technology company. Mr. Cichy graduated from the University of North Carolina with a Bachelors of Science.

We believe Mr. Cichy is well-qualified to serve as a member of the board due to his public company experience, business leadership and contacts, sales, marketing and business development experience and operational experience in the specialty pharmacy and infusion pharmacy markets.

John J. Delucca has served as a director since June 2013. Since 2004, Mr. Delucca has served as the President of Atlantic & Gulf, Limited, LLC, an investment and consulting company. Prior to founding Atlantic & Gulf, he served as Executive Vice President and Chief Financial Officer of Rel Consultancy Group, a private financial consulting group, from 2003 to 2004. From 1998 to 2002, Mr. Delucca served as the Executive Vice President of Finance and Administration and Chief Financial Officer of Coty, Inc., a global cosmetics and fragrance company. Prior to joining Coty, from 1993 to 1998, he served as Senior Vice President and Treasurer of RJR Nabisco, Inc. Mr. Delucca currently serves on the boards of directors of Endo Health Solutions, Inc., a U.S.-based, publicly traded, specialty healthcare solutions company focused on branded and generic pharmaceuticals, devices and services, and of the Elliott Company, a corporation specializing in industrial turbines and equipment and power generation. He previously served on the boards of directors of the following companies: Elster Group SE, ITC Deltacom, Tier Technologies, Inc., British Energy, PLC, and Enzo Biochem, Inc. Mr. Delucca graduated from Bloomfield College with a degree in Business Administration and from Fairleigh-Dickinson University School of Graduate Studies with a Masters in Business Administration.

We believe Mr. Delucca is well-qualified to serve as a member of the board due to his public company experience, business leadership and contacts, corporate finance, mergers and acquisitions and financial operations experience in a broad range of industries.

Jeffrey A. Rein has served as a director since February 2013. In October 2008, Mr. Rein retired as Chairman and Chief Executive Officer of Walgreens Co., the world’s largest drug store chain, positions which he had held since 2007. Prior to being appointed as Chairman and Chief Executive Officer, he held a variety of positions with Walgreens, where he started his career as an assistant manager in 1982 and was promoted to store manager in 1984, district manager in 1990, divisional Vice President and Treasurer in 1996 and Vice President of Marketing Systems and Services in 2000. Mr. Rein was appointed executive vice president of marketing in 2001 and promoted to president and chief operating officer in 2003. In 2006, he became chief executive officer and was named chairman in 2007. Mr. Rein presently serves as an independent director of the following privately held company, Meijer, Inc., a general merchandise, grocery and health and beauty aid retail chain. He graduated from the University of Arizona with Bachelors of Science degrees in Accounting and Pharmacy.

We believe Mr. Rein is well-qualified to serve as a member of the board due to his public company experience, business leadership and contacts, and operational experience in the retail pharmacy, specialty pharmacy and infusion pharmacy markets.

Robert G. Savage has served as a director since March 2013. Mr. Savage served as Group Vice President and President — General Therapeutics & Inflammation Business of Pharmacia Corporation from 2002 until its acquisition by Pfizer, Inc. in 2003. From 1996 through 2001, Mr. Savage was employed by Johnson & Johnson in a variety of roles, most recently as Worldwide Chairman of Johnson and Johnson's Pharmaceutical Group. From 1985 to 1996, he was employed by Roche Holding AG in a variety of senior marketing, business development and operations positions, including as Vice President — Marketing, Hoffman-La Roche, Inc. He is currently a director of The Medicines Company, a publicly traded pharmaceutical developer that provides medical solutions for patients in acute and intensive care hospitals worldwide. Mr. Savage was a member of the Board of Directors of Noven Pharmaceuticals, Inc. from 2004 until 2009 when the company was sold to Hisamitsu Pharmaceuticals Company, EpiCept Corporation from 2004 until 2013 when it merged with Immune Pharmaceuticals Inc., and Savient Pharmaceuticals, Inc. from 2012 to 2013 when it was acquired by Crealta Pharmaceuticals. Mr. Savage has been the President of Strategic Imagery LLC, a pharmaceutical consultancy, since 2003. He received a Bachelor’s of Science in biology from Upsala College and an MBA from Rutgers University.

We believe Mr. Savage is well-qualified to serve as a member of the board due to his public company experience, business leadership and contacts, and operational experience in the pharmaceutical manufacturing and development markets.

Howard I. Schwartz, M.D. has served as a director since February 2013. Since January 2013, Dr. Schwartz has served as Chief Medical Officer of QPS Holdings, and President of QPS MRA, its subsidiary. QPS is a US-based, international GLP/GCP-compliant contract research organization (CRO) supporting discovery, preclinical and clinical drug development. Prior to its sale to QPS, Dr. Schwartz was the Chief Executive Officer and Medical Director of Miami Research Associates, Inc., a privately held multi-specialty clinical research organization, a position he held from its founding in 1996. In addition, since 1989, he has been in the private practice of gastroenterology and internal medicine. Dr. Schwartz is a board certified gastroenterologist. He graduated from the University of Miami School of Medicine with his medical degree.

We believe Dr. Schwartz is well-qualified to serve as a member of the board due to his business leadership and contacts, specialty pharmaceutical development knowledge, operational experience in chronic disease management and treatment and the clinical aspects of specialty pharmaceutical development.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2013, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In July 2013, our board of directors adopted a code of ethics that applies to directors, officers, and employees of ours and of any subsidiaries we may have in the future (including our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions). We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to MergeWorthRx Corp., 3123 McDonald Street, Miami, Florida 33133.

Corporate Governance

Audit Committee

Effective July 2013, we established an audit committee of the board of directors, which consists of John J. Delucca, Jeffrey A. Rein and Robert G. Savage, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate,” which is defined under the listing standards of Nasdaq as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that John J. Delucca qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective July 2013, we established a nominating committee of the board of directors, which consists of Jeffrey A. Rein, John J. Delucca and Howard I. Schwartz, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;
•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us. No compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsors, member of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our Initial Business Combination (regardless of the type of transaction that it is). They will, however, receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our Initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Compensation Committee

Effective July 2013, we established a compensation committee of the board of directors, which consists of Robert G. Savage, John J. Delucca and Howard I. Schwartz. Upon consummation of our Initial Business Combination, the compensation committee will determine the goals and objectives, and make determinations regarding the salary and incentives for the chief executive officer, approve salaries and incentives for other executive officers, administer our incentive compensation plans and make recommendations to the board of directors and senior management regarding our compensation programs, including an assessment of the risks associated with such programs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2014 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Beneficial Ownership
Directors and Executive Officers:
Anthony Minnuto	1,494,700		14.7%
Charles F. Fistel	480,000		4.7%
Stephen B. Cichy	480,000		4.7%
John J. Delucca	34,375		*
Jeffrey A. Rein	73,750		*
Robert G. Savage	34,375		*
Howard I. Schwartz, M.D.	13,750		*
All directors and executive officers as a group (7 persons)	2,610,950		25.6%
Five Percent Holders:
Polar Securities Inc. 401 Bay Street, Suite 1900 P.O. Box 19 Toronto, Ontario, Canada M5H 2Y4	1,011,546	(2)	9.9%
AQR Capital Management, LLC Two Greenwich Plaza, 3rd Floor Greenwich, CT 06830	797,500	(3)	7.8%
TD Asset Management Inc. Canada Trust Tower, BCE Place 161 Bay Street, 35th Floor Toronto, Ontario, M5J 2T2	600,000	(4)	5.9%
Thomas L. Kempner, Jr. and Stephen M. Dowicz c/o Davidson Kempner Partners 65 East 55th Street, 19th Floor New York, New York 10022	585,000	(5)	5.7%

___________________

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o MergeWorthRx Corp., 3123 McDonald Street, Miami, Florida 33133.

(2)	Represents shares held by North Pole Capital Master Fund, a fund for which Polar Securities Inc. serves as investment advisor respecting these shares. Information derived from a Schedule 13G/A filed on February 14, 2014.

(3)	Information derived from a Schedule 13G filed on February 11, 2014.

(4)	Information derived from a Schedule 13G filed on February 13, 2014.

(5)	Represents shares held by Davidson Kempner Partners, Davidson Kempner Institutional Partners, LP and Davidson Kempner International, Ltd. Messrs. Kempner and Dowicz are responsible for the voting and investment decisions relating to the securities held by these entities as managing members of Davidson Kempner Capital Management LLC, which acts as investment manager to each such entity either directly or by virtue of a sub-advisory agreement with the investment manager of the relevant fund. Information derived from a Schedule 13G filed on July 8, 2013.

Equity Compensation Plans

As of December 31, 2013, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In February 2013, we issued an aggregate of 1,725,000 shares of common stock to three of our Sponsors for $25,000 in cash, at a purchase price of approximately $0.015 share, in connection with our organization, as follows:

Name	Number of Shares	Relationship to Us
Anthony Minnuto	626,668	Chairman of the Board
Charles F. Fistel	635,667	Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Stephen B. Cichy	462,665	President, Chief Operating Officer, Secretary and Director

In March 2013, Messrs. Minnuto, Fistel and Cichy transferred an aggregate of 93,750 shares for approximately $0.015 per share in cash (the same price originally paid by the transferors of the shares) to three independent directors as follows: Jeffrey A. Rein, 50,000 shares; Robert G. Savage, 31,250 shares; and Howard I. Schwartz, M.D., 12,500 shares. In May 2013, Mr. Fistel transferred 164,999 shares to Anthony Minnuto and 4,001 shares to Stephen B. Cichy for approximately $0.015 per share in cash (the same price originally paid by the transferor of the shares). In June 2013, Messrs. Minnuto, Fistel and Cichy transferred an aggregate of 31,250 shares to our independent director, John J. Delucca, in exchange for approximately $0.015 per share in cash (the same price originally paid by the transferors of the shares).

On June 26, 2013, our board of directors approved a stock dividend on the outstanding shares of our common stock of one-tenth of one share of common stock for every one share outstanding. This stock dividend was approved by the board in connection with a 10% increase in the number of shares of common stock offered to the public in our IPO.

Our Sponsors and their designees purchased, pursuant to written subscription agreements with us and Broad and Cassel, as escrow agent, the 713,450 Sponsor Shares (for a total purchase price of $5,707,600) from us. These purchases took place on a private placement basis simultaneously with the consummation of our IPO and exercise of the underwriters over-allotment option. The Sponsor Shares are identical to the shares sold in our IPO. Our Sponsors have agreed not to transfer, assign or sell any of the Sponsor Shares (subject to certain limited exceptions) until 30 days after the closing of our Initial Business Combination.

In order to meet our working capital needs prior to our Initial Business Combination, our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, the notes may be converted into shares of common stock at a price of $8.00 per share. If we do not complete an Initial Business Combination, the loans will be forgiven.

The holders of our Founder Shares, as well as the holders of the Sponsor Shares and any shares our officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement entered into in connection with our IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the initial release of the Founder Shares from escrow. The holders of the majority of the Sponsor Shares or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate the Initial Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our Initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to our IPO, Anthony Minnuto and Charles F. Fistel loaned to us an aggregate of $170,000 to cover expenses related to our IPO. We repaid these loans from the proceeds of our IPO not placed in the trust account.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our Sponsors, officers, directors or their respective affiliates, for services rendered to us prior to, or in connection with, the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our Initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our Initial Business Combination with an entity that is affiliated with any of our Sponsors, officers or directors unless we have obtained an opinion from an independent investment banking firm which is a member of FINRA and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our Sponsors, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our Initial Business Combination.

Director Independence

We have determined that each of John J. Delucca, Jeffrey A. Rein, Robert G. Savage and Howard I. Schwartz, M.D qualify as an “independent directors” under the listing rules of Nasdaq, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have had, and will continue to have, regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the period from January 22, 2013 (inception) through December 31, 2013, audit fees for our independent registered public accounting firm were $83,100.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the period from January 22, 2013 (inception) through December 31, 2013.

Tax Fees

During the period from January 22, 2013 (inception) through December 31, 2013, our independent registered public accounting firm did not render any fees for tax services to us. However, such firm will provide tax services to us as, and when, required.

All Other Fees

During the period from January 22, 2013 (inception) through December 31, 2013, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until July 2013, the audit committee did not pre-approve any the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheet as of December 31, 2013	F-2

	Statement of Operations for the period from January 22, 2013 (inception) through December 31, 2013	F-3

	Statement of Cash Flows for the period from January 22, 2013 (inception) through December 31, 2013	F-4

	Statement of Changes in Stockholders’ Equity for the period from January 22, 2013 (inception) through December 31, 2013	F-5

	Notes to the Financial Statements	F-6

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit No.	Description	Included	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation	By Reference	8-K	July 1, 2013
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	By Reference	8-K	November 27, 2013
3.3	By-Laws	By Reference	S-1	May 20, 2013
4.1	Specimen Common Stock Certificate	By Reference	S-1/A	June 11, 2013
4.2	Form of EarlyBirdCapital Purchase Option	By Reference	S-1/A	June 11, 2013

Exhibit No.	Description	Included	Form	Filing Date
10.1	Letter Agreement from Anthony Minnuto.	By Reference	8-K	July 1, 2013
10.2	Letter Agreement from Charles F. Fistel.	By Reference	8-K	July 1, 2013
10.3	Letter Agreement from Stephen B. Cichy.	By Reference	8-K	July 1, 2013
10.4	Letter Agreement from John J. Delucca.	By Reference	8-K	July 1, 2013
10.5	Letter Agreement from Jeffrey A. Rein.	By Reference	8-K	July 1, 2013
10.6	Letter Agreement from Robert G. Savage.	By Reference	8-K	July 1, 2013
10.7	Letter Agreement from Howard I. Schwartz, M.D.	By Reference	8-K	July 1, 2013
10.8	Investment Management Trust Agreement dated June 26, 2013 between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	July 1, 2013
10.9	Stock Escrow Agreement dated June 26, 2013 among the Registrant, Continental Stock Transfer & Trust Company and holders of Founders’ shares.	By Reference	8-K	July 1, 2013
10.10	Promissory Note dated June 25, 2013 payable to Anthony Minnuto.	By Reference	8-K	July 1, 2013
10.11	Subscription Agreement among the Registrant, Broad and Cassel and Anthony Minnuto.**	By Reference	S-1	May 20, 2013
10.12	Subscription Agreement among the Registrant, Broad and Cassel and Charles F. Fistel.**	By Reference	S-1	May 20, 2013
10.13	Subscription Agreement among the Registrant, Broad and Cassel and Stephen B. Cichy.**	By Reference	S-1	May 20, 2013
10.14	Subscription Agreement among the Registrant, Broad and Cassel and Anthony Minnuto.	By Reference	8-K	July 1, 2013
10.15	Subscription Agreement among the Registrant, Broad and Cassel and Jeffrey A. Rein.	By Reference	8-K	July 1, 2013
10.16	Registration Rights Agreement among the Registrant and the holders of Founder Shares and Sponsor Shares.	By Reference	8-K	July 1, 2013

Exhibit No.	Description	Included	Form	Filing Date
10.17	First Review Agreement among the Registrant, Allied Medical Supply, Inc. and Anthony Minnuto.	By Reference	8-K	July 1, 2013
10.18	Merger and Investment Banking Agreement dated June 26, 2013 by and between the Registrant and EarlyBirdCapital, Inc.	By Reference	8-K	July 1, 2013
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
99.1	Form of Audit Committee Charter.	By Reference	S-1/A	June 11, 2013
99.2	Form of Compensation Committee Charter.	By Reference	S-1/A	June 11, 2013
99.3	Form of Nominating Committee Charter.	By Reference	S-1/A	June 11, 2013
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2014.

MERGEWORTHRX CORP.

By:	/s/ Anthony Minnuto
Anthony Minuuto
Executive Chairman of the Board
(Principal Executive Officer)

POWER OF ATTORNEY

The undersigned directors and officers of MergeWorthRX Corp. hereby constitute and appoint Anthony Minnuto, Charles F. Fistel and Stephen B. Cichy, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Anthony Minnuto	Executive Chairman of the Board	March 27, 2014
Anthony Minnuto	(Principal Executive Officer)

/s/ Charles F. Fistel	Chief Executive Officer, Chief Financial Officer, Treasurer	March 27, 2014
Charles F. Fistel	(Principal Financial and Accounting Officer) and Director

/s/ Stephen B. Cichy	President, Chief Operating Officer, Secretary and Director	March 27, 2014
Stephen B. Cichy

/s/ John J. Delucca	Director	March 27, 2014
John J. Delucca

/s/ Jeffrey A. Rein	Director	March 27, 2014
Jeffrey A. Rein

/s/ Robert G. Savage	Director	March 27, 2014
Robert G. Savage

/s/ Howard I. Schwartz, M.D.	Director	March 27, 2014
Howard I. Schwartz, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of MergeWorthRX Corp.

We have audited the accompanying balance sheet of MergeWorthRX Corp. (a company in the development stage) (the “Company”) as of December 31, 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from January 22, 2013 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MergeWorth RX Corp. (a company in the development stage), as of December 31, 2013 and the results of its operations and its cash flows for the period from January 22, 2013 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has no present revenue and the Company’s cash and working capital as of December 31, 2013, are not sufficient to complete its planned activities through December 26, 2014, the date the Company is required to liquidate if it is unable to complete a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Marcum llp

Marcum llp

New York, NY

March 27, 2014

MergeWorthRx Corp.

(A Company in the Development Stage)

Balance Sheet

December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$219,160
Prepaid expenses	48,215
Total Current Assets	267,375
Other Assets
Investments held in trust	63,452,417
Security deposits	5,152
Total Other Assets	63,457,569
Total Assets	$63,724,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses and accounts payable	$33,436
Accrued offering costs	179,880
Total Liabilities	213,316

Commitments and Contingencies
Common stock subject to possible redemption, 6,998,998 shares at conversion value	58,511,627

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,201,952 shares issued and outstanding (excluding 6,998,998 shares subject to conversion) (1)	320
Additional paid-in capital	5,195,445
Deficit accumulated during the development stage	(195,764)
Total Stockholders' Equity	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,724,944

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.1 shares for each outstanding share of common stock on June 26, 2013.

The accompanying notes are an integral part of the financial statements.

MergeWorthRx Corp.

(A Company in the Development Stage)

Statement of Operations

For the Period from January 22, 2013 (inception) through December 31, 2013
Formation and operating costs	$216,411
Loss from operations	(216,411)
Other income:
Interest income	20,647
Net Loss	$(195,764)

Weighted average shares outstanding, basic and diluted(1)	2,588,556
Basic and diluted net loss per common share	$(0.08)

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.1 shares for each outstanding share of common stock on June 26, 2013.

The accompanying notes are an integral part of the financial statements.

MergeWorthRx Corp.

(A Company in the Development Stage)

Statement of Cash Flows

For the Period from January 22, 2013 (inception) through December 31, 2013
Cash Flows from Operating Activities:
Net loss	$(195,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase interest reinvested in Trust Account	(17)
Changes in operating assets and liabilities:
Increase in security deposit	(5,152)
Increase in prepaid expenses	(48,215)
Increase in accrued expenses and accounts payable	33,436
Net cash used in operating activities	(215,712)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(63,452,400)
Net cash used in investing activities	(63,452,400)

Cash Flows from Financing Activities:
Proceeds from public and private offering	66,452,600
Payment of underwriters' discount and offering expenses	(2,565,328)
Proceeds from notes payable to shareholders	170,000
Repayment of notes payable to shareholders	(170,000)
Net cash provided by financing activities	63,887,272

Net Change in Cash and Cash Equivalents	219,160
Cash and Cash Equivalents – Beginning	-
Cash and Cash Equivalents – Ending	$219,160

Non-cash investing and financing activities:
Accrual of offering costs	$179,880

The accompanying notes are an integral part of the financial statements.

MergeWorthRx Corp.

(A Company in the Development Stage)

Statements of Changes in Stockholders’ Equity

	Common Stock(1)		Additional Paid-	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	in Capital	Stage	Equity
Balance – January 22, 2013 (Inception)	-	$-	$-	$-	$-
Common stock issued at approximately $0.013 per share to initial stockholders, on February 26, 2013	1,897,500	190	24,810	-	25,000
Public Offering of 6,600,000 shares of common stock, $8.00 per share on July 2, 2013	6,600,000	660	52,799,340	-	52,800,000
Private placement of 634,250 shares of Common Stock, $8.00 per share on July 2, 2013	634,250	63	5,073,937	-	5,074,000
Public Offering of 990,000 shares of common stock, $8.00 per share on July 8, 2013	990,000	99	7,919,901	-	7,920,000
Private placement of 79,200 shares of Common Stock, $8.00 per share on July 8, 2013	79,200	8	633,592	-	633,600
Underwriters' discount and offering expenses	-	-	(2,743,808)		(2,743,808)
Common stock subject to redemption	(6,998,998)	(700)	(58,512,327)		(58,513,027)
Net loss for the period from January 22, 2013 (inception) to December 31, 2013	-	-	-	(195,764)	(195,764)
Balance – December 31, 2013	3,201,952	320	$5,195,445	$(195,764)	$5,000,001

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.1 shares for each outstanding share of common stock on June 26, 2013.

The accompanying notes are an integral part of the financial statements.

MergeWorthRx Corp.

(A Company in the Development Stage)

Notes to the Financial Statements

Note 1 — Organization, Plan of Business Operations and Going Concern

MergeWorthRx Corp. (formerly MedWorth Acquisition Corp.) (a company in the development stage) (the “Company”) was incorporated in Delaware on January 22, 2013 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company is focusing its search on target business based in the United States operating in the healthcare industry, with specific focus on the specialty pharmacy, home infusion pharmacy and/or drug distribution sectors. However, the Company is not limited to a particular geographic region or business industry or sector and it may pursue opportunities in any location or business industry or sector that it believes is attractive.

On November 27, 2013, the Company filed an amendment to its Amended and Restated Certificate of Incorporation changing the Company's name from MedWorth Acquisition Corp. to MergeWorthRx Corp.

As of December 31, 2013, the Company had not yet commenced any operations. All activity through December 31, 2013 relates to the Company’s formation, the public offering described below and searching for a target business with which to complete a Business Combination. The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on June 26, 2013. On June 27, 2013, the Company filed a new registration statement to increase the size of the offering by 10%, from 6,000,000 shares of common stock, $0.0001 par value (the “Common Stock”), to 6,600,000 shares of Common Stock (collectively, the “Public Shares”) pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On July 2, 2013, the Company consummated the Public Offering, generating proceeds, net of underwriters’ discount, includes other costs of the offering of $50,333,392. The Company simultaneously raised $5,074,000 through the issuance of 634,250 shares of Common Stock (“Sponsor Shares”) to certain of the Company’s initial stockholders (collectively, the “Sponsors”) in a private placement (“Private Placement”) (See Note 3 - Public Offering and Private Placement).

On July 3, 2013, the underwriters exercised their over-allotment option in full and on July 8, 2013, the Company completed the sale of an additional 990,000 shares of Common Stock (the “Additional Shares”) and received proceeds, net of underwriters’ discount, of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, the Company raised, via private placement, an additional $633,600 through the sale of an additional 79,200 Sponsor Shares (at $8.00 per share) to certain of the Company’s Sponsors.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Sponsor Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to effect a Business Combination successfully. Upon the closing of the Public Offering, including the over-allotment, $63,452,400 ($8.36 per Public Share, including the proceeds of the Private Placement of the Sponsor Shares) was placed in a trust account (“Trust Account”) maintained by Continental Stock Transfer and Trust Company, as trustee, and invested in United States Treasury securities having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. Treasury securities, until the earlier of the consummation of the Company’s first Business Combination and the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s officers have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for, or products sold, to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (proceeds not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Interest income on the funds held in the Trust Account can be released to the Company to pay its (1) income and other tax obligations and (2) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

The Company shares are listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “MWRX”. Pursuant to the NASDAQ listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (net of taxes payable) at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

The Company will seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their Public Shares into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and a majority of the outstanding Shares of the Company voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Stockholder (as defined below), together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 25% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors agreed (1) to vote any of their respective Founders’ Shares (see Note 6), Sponsors Shares and any Public Shares they may acquire in the Public Offering or the aftermarket in favor of the initial Business Combination, and (2) not to convert any of their respective Founders’ Shares and Sponsors Shares into cash held in the trust account.

The Company’s amended and restated Certificate of Incorporation provides that the Company will continue in existence only until December 26, 2014. If the Company is unable to consummate its initial Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares held by the public stockholders of the Company’ (“Public Stockholders”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us or otherwise reserved for payment of expenses incurred in connection with seeking a Business Combination or income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account ($8.36 per share), plus any pro rata interest earned on the Trust Fund not previously released to the Company.

The Company incurred a net loss from operations of $195,764 for the period from January 22, 2013 (inception) to December 31, 2013. At December 31, 2013, the Company had $219,160 of cash and working capital of $54,059. The Company’s accumulated deficit aggregated $195,764 at December 31, 2013. The Company has principally financed its operations from inception using proceeds from sales of its equity securities in the Public Offering (see Note 3) and loans from shareholders. The Company anticipates that in order to fund its working capital requirements, it will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the Trust Account. The Company may need to enter into contingent fee arrangements with its vendors or raise additional capital through loans or additional investments from its Sponsors, officers, directors, or third parties. None of the Sponsors, officers or directors is under any obligation to advance funds to, or invest in, the Company. Accordingly, significant uncertainties include the inability to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust

The amounts held in the Trust Account represent substantially all of the proceeds of the Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested primarily in highly liquid United States Treasury securities.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. This number includes an aggregate of 247,500 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Such shares are no longer subject to forfeiture as the underwriters exercised the option in full on July 3, 2013. The Company has not considered the effect of the option to purchase 660,000 shares of common stock in the calculation of diluted loss per share, since the option is contingent upon the occurrence of future events.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times may exceed the Federal depositary insurance coverage of $250,000. At December 31, 2013, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

Common Stock Subject to Possible Conversion

The Company accounts for its shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2013, the shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Fair Value Measurement

The Company adopted Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company’s tax returns from inception are open and subject to examination.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2013, through the date, which these financial statements were publically available. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3 — Public Offering and Private Placement

On July 2, 2013, the Company consummated the Public Offering of 6,600,000 Public Shares. The Public Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000, and proceeds net of the underwriters’ discount and other costs of the offering, of $50,333,392.

Concurrent with the Public Offering, the Company consummated the private sale to certain of its Sponsors of 634,250 Sponsors Shares at a price of $8.00 per share, generating total gross proceeds of $5,074,000. The Sponsors Shares are identical to the Public Shares except that the purchasers have agreed not to transfer, assign or sell any of the Sponsors Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

In connection with the Public Offering, the Company granted the underwriters a 45-day option to purchase up to 990,000 Additional Shares to cover over-allotments. On July 3, 2013, the underwriters exercised the over-allotment option in full. On July 8, 2013, the Company completed the sale of 990,000 Additional Shares. The Additional Shares were sold at the offering price of $8.00 per share, generating gross proceeds to the Company of $7,920,000, and proceeds net of the underwriters' discount of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, the Company raised, via private placement, an additional $633,600 through the sale of an additional 79,200 Sponsors Shares (at $8.00 per share) to certain of its Sponsors.

The Company deposited proceeds from these sales of $63,452,400, into the Trust Account maintained by Continental Stock Transfer & Trust Company acting as the trustee. The funds will not be released from the Trust Account until the earlier of the completion of an Initial Business Combination and our redemption of the 100% of the outstanding public shares of common stock upon our failure to consummate an Initial Business Combination on or before December 26, 2014. The remaining proceeds of $698,892 were released to the Company. As of December 31, 2013, the Company holds a total of $63,452,417 in the Trust Account, or $8.36 per public shares.

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

Note 5 — Commitments

On July 2, 2013, the Company issued a share purchase option (“Option”), for $100, to EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Public Offering, or its designees to purchase 660,000 common shares at an exercise price of $8.00 per share. The Option is exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or June 26, 2014, and will expire on June 26, 2018. The shares issuable upon exercise of this Option are identical to the Public Shares sold in the Public Offering.

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

Lease

The Company currently maintains principal executive offices at 3123 McDonald Street, Miami, Florida 33133. This space is being provided to the Company by one of its officers at no charge. The Company previously was leasing space at 801 Brickell Avenue, Miami, FL, pursuant to a six-month lease agreement dated June 10, 2013. The lease commenced on August 1, 2013 and expired on January 31, 2014. Monthly rent and related expenses were approximately $3,000.

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2013, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.0001 per share.

In connection with the organization of the Company, on February 26, 2013, a total of 1,725,000 shares (“Founders’ Shares”) of the Company’s Common Stock were sold to the Sponsors at a price of approximately $0.015 per share for an aggregate of $25,000.

Effective June 26, 2013, the Company’s Board of Directors authorized a stock dividend of 0.1 shares for each outstanding share of Common Stock. All references in the accompanying financial statements to the number of shares of Common Stock have been retroactively restated to reflect this stock dividend. On June 26, 2013, the Founders’ Shares were placed in escrow with Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, 50% of the Founders’ Shares will be released from escrow six months after the closing of the initial Business Combination, and the remaining 50% of the Founders’ shares will be released from escrow one year after the closing of the initial Business Combination.

The Founders’ shares included an aggregate of 247,500 shares, which were subject to forfeiture if the over-allotment option was not exercised by the underwriters such that the Founders would own 20% of the outstanding shares of the Company, excluding the Sponsors’ shares after the consummation of the Public Offering. As a result of EBC’s exercise of the over-allotment option in full, such shares are no longer subject to forfeiture.

Note 7 — Fair Value Measurements

The Company has adopted ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in trust	$63,452,417	$63,452,417	$-	$-

Note 8 – Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2013
Deferred tax asset
Net operating loss carryforward	$66,560
Total deferred tax assets	66,560
Valuation Allowance	(66,560)
Deferred tax asset, net of allowance	$-

The Company has a net operating loss of $195,764 that expires in 2033. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited to any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2013.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The Company established a valuation allowance of $66,560 as of December 31, 2013, which fully offset the deferred assets of $66,560.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2013 is as follows:

For the Period from January 22, 2013 (inception) through December 31, 2013
Statutory federal income tax rate	-34.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	34.0%
Income tax provision (benefit)	0.0%

Note 9 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were publicly available. There were no subsequent events that required recognition or disclosure.

