Form 10-Q
period 2014-03-31
MergeWorthRx Corp.
filed 2014-05-12
CIK 1571088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35984

MERGEWORTHRX CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-1970047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3123 McDonald Street, Miami, Florida, 33133

(Address of principal executive offices)

305-785-3900

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

Yes  ☒  No ☐

As of May 12, 2014, there are 10,200,950 shares of common stock, par value $0.0001 per share, issued and outstanding.

MergeWorthRx Corp.

(A Company in the Development Stage)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MergeWorthRx Corp.

(A Company in the Development Stage)

Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$153,108	$219,160
Prepaid expenses	59,314	48,215
Total Current Assets	212,422	267,375
Other Assets
Investments held in trust	63,452,417	63,452,417
Security deposits	4,172	5,152
Total Other Assets	63,456,589	63,457,569
Total Assets	$63,669,011	$63,724,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses and accounts payable	$71,388	$33,436
Accrued offering costs	179,880	179,880
Total Liabilities	251,268	213,316

Commitments and Contingencies
Common stock subject to possible redemption, 6,987,768 and 6,998,998 shares at conversion value as of March 31, 2014 and December 31, 2013, respectively	58,417,742	58,511,627

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,213,182 and 3,201,952 shares issued and outstanding (excluding 6,987,768 and 6,998,998 shares subject to conversion) as of March 31, 2014 and December 31, 2013, respectively	321	320
Additional paid-in capital	5,289,329	5,195,445
Deficit accumulated during the development stage	(289,649)	(195,764)
Total Stockholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,669,011	$63,724,944

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

MergeWorthRx Corp.

(A Company in the Development Stage)

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2014	For the Period from January 22, 2013 (inception) through March 31, 2013	For the Period from January 22, 2013 (inception) through March 31, 2014
Formation and operating costs	$102,587	$3,000	$318,998
Loss from operations	(102,587)	(3,000)	(318,998)
Other income:
Interest income	8,702	-	29,349
Net Loss	$(93,885)	$(3,000)	$(289,649)

Weighted average shares outstanding, basic and diluted	3,201,952	1,897,500
Basic and diluted net loss per common share	$(0.03)	$(0.00)

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

MergeWorthRx Acquisition Corp.

(A Company in the Development Stage)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2014	For the Period from January 22, 2013 (inception) through March 31, 2013	For the Period from January 22, 2013 (inception) through March 31, 2014
Cash Flows from Operating Activities:
Net loss	$(93,885)	$(3,000)	$(289,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest reinvested in Trust Account	-	-	(17)
Changes in operating assets and liabilities:		-
Security deposit	980	-	(4,172)
Prepaid expenses	(11,099)	-	(59,314)
Accrued expenses and accounts payable	37,952	-	71,388
Net cash used in operating activities	(66,052)	(3,000)	(281,764)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	-	(63,452,400)
Net cash used in investing activities	-	-	(63,452,400)

Cash Flows from Financing Activities:
Proceeds from public and private offering	-	25,000	66,452,600
Payment of underwriters' discount and offering expenses	-	(95,780)	(2,565,328)
Proceeds from notes payable to shareholders	-	125,000	170,000
Repayment of notes payable to shareholders	-	-	(170,000)
Net cash provided by financing activities	-	54,220	63,887,272

Net Change in Cash and Cash Equivalents	(66,052)	51,220	153,108
Cash and Cash Equivalents – Beginning	219,160	-	-
Cash and Cash Equivalents – Ending	$153,108	$51,220	$153,108

Non-cash investing and financing activities:
Accrual of offering costs	$-	$-	$179,880

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

March 31, 2014

(Unaudited)

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

As of March 31, 2014, the Company had not yet commenced any operations. All activity through March 31, 2014 relates to the Company’s formation, the public offering described below and searching for a target business with which to complete a Business Combination. The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on June 26, 2013. On June 27, 2013, the Company filed a new registration statement to increase the size of the offering by 10%, from 6,000,000 shares of common stock, $0.0001 par value (the “Common Stock”), to 6,600,000 shares of Common Stock (collectively, the “Public Shares”) pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On July 2, 2013, the Company consummated the Public Offering, generating proceeds, net of underwriters’ discount, including other costs of the offering, of $50,333,392. The Company simultaneously raised $5,074,000 through the issuance of 634,250 shares of Common Stock (“Sponsor Shares”) to certain of the Company’s initial stockholders (collectively, the “Sponsors”) in a private placement (“Private Placement”) (See Note 3 - Public Offering and Private Placement).

On July 3, 2013, the underwriters exercised their over-allotment option in full and, on July 8, 2013, the Company completed the sale of an additional 990,000 shares of Common Stock (the “Additional Shares”) and received proceeds, net of underwriters’ discount, of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, the Company raised, via private placement, an additional $633,600 through the sale of an additional 79,200 Sponsor Shares (at $8.00 per share) to certain of the Company’s Sponsors.

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

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

March 31, 2014

(Unaudited)

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

The Company incurred a net loss of $93,885 for the three months ended March 31, 2014. At March 31, 2014, the Company had $153,108 of cash and working capital deficit of $38,846. The Company’s accumulated deficit aggregated $289,649 at March 31, 2014. The Company has principally financed its operations from inception using proceeds from sales of its equity securities in the Public Offering (see Note 3) and loans from shareholders. The Company anticipates that in order to fund its working capital requirements, it will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the Trust Account. The Company may need to enter into contingent fee arrangements with its vendors or raise additional capital through loans or additional investments from its Sponsors, officers, directors, or third parties. None of the Sponsors, officers or directors is under any obligation to advance funds to, or invest in, the Company. Accordingly, significant uncertainties include the inability to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

March 31, 2014

(Unaudited)

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the period from January 22, 2013 (inception) through December 31, 2013. The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from January 22, 2013 (inception) through December 31, 2013. The interim results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited interim condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates. Significant estimates include the valuation of the common stock subject to possible redemption warrant liability and value of the share purchase options issued to the underwriter in the Public Offering.

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

March 31, 2014

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times may exceed the Federal depositary insurance coverage of $250,000. At March 31, 2014, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2014 and December 31, 2013, the shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2014, through the date which these financial statements were publically available. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3 — Public Offering and Private Placement

On July 2, 2013, the Company consummated the Public Offering of 6,600,000 Public Shares. The Public Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000. Net proceeds, after the underwriters’ discount and other costs of the offering, were $50,333,392.

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

March 31, 2014

(Unaudited)

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

The Company deposited proceeds from these sales of $63,452,400, into the Trust Account maintained by Continental Stock Transfer & Trust Company acting as the trustee. The funds will not be released from the Trust Account until the earlier of the completion of an Initial Business Combination and our redemption of the 100% of the outstanding public shares of common stock upon our failure to consummate an Initial Business Combination on or before December 26, 2014. The remaining proceeds of $698,892 were released to the Company. As of March 31, 2014, the Company holds a total of $63,452,417 in the Trust Account, or $8.36 per public share.

Note 4 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2014, there are no shares of preferred stock issued or outstanding.

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

The Founders’ shares included an aggregate of 247,500 shares, which were subject to forfeiture if the over-allotment option was not exercised by the underwriters such that the Founders would own 20% of the outstanding shares of the Company, excluding the Sponsors’ shares after the consummation of the Public Offering. As a result of EBC’s exercising the overallotment option in full, such shares are no longer subject to forfeiture.

Share Purchase Options

On July 2, 2013, the Company issued a share purchase options (“Options”), for an aggregate of $100, to EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Public Offering, and its designees to purchase an aggregate of 660,000 common shares at an exercise price of $8.00 per share. The Options are exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or June 26, 2014, and will expire on June 26, 2018. The shares issuable upon exercise of these Options are identical to the Public Shares sold in the Public Offering.

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

March 31, 2014

(Unaudited)

The Company accounted for the fair value of the Options, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of these Options was approximately $1,739,000 (or $2.64 per share) using a Black-Scholes option-pricing model. The fair value of the Options granted to EBC and its designees was estimated as of June 26, 2013 using the following assumptions: (1) expected volatility of 35%, (2) risk- free interest rate of 1.42% and (3) expected life of five years. The Options may be exercised for cash or on a “cashless” basis, at the holder’s option such that the holder may use the appreciated value of the Options (the difference between the exercise price of the shares underlying the Options and the market price of the underlying shares of common stock) to exercise the Options without the payment of any cash. The holder of the Options will be entitled to certain demand and piggyback registration rights. The Company will have no obligation to net cash settle the exercise of the Options. The holder of the Options is not be entitled to exercise the Options unless a registration statement covering the shares underlying the Options is effective or Options will expire worthless.

Note 5 - Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2014	December 31, 2013
Assets:
Investments held in trust	1	$63,452,417	$63,452,417

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to MergeWorthRx Corp., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company, formed on January 22, 2013, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more businesses or entities. We are focusing our efforts to identify a prospective target business in the healthcare industry, with specific focus on the specialty pharmacy, infusion pharmacy and/or drug distribution sectors based in the United States. However, we are not limited to a particular geographic region or business industry or section and we may pursue opportunities in any location or business sector or industry that we believe is attractive.

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

We deposited substantially all of the net proceeds of these sales, or $63,452,400, into the trust account at UBS Financial Services, Inc. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company acting as the trustee. Except as described in final prospectus relating to the Public Offering, these proceeds will not be released until the earlier of the completion of a Business Combination and our redemption of 100% of the outstanding public shares of common stock upon our failure to consummate a Business Combination on or before December 26, 2014. As of March 31, 2014, the Company holds a total of $63,452,417 in the Trust Account, or $8.36 per share.

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

For the three months ended March 31, 2014 and for the period from January 22, 2013 (inception) through March 31, 2013, we had net losses of approximately $94,000 and $3,000 respectively, which consist of formation and operating costs.

Liquidity and Capital Resources

We presently have no revenue, have had losses since inception and have no other operations other than the active solicitation of a target business with which to complete a Business Combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

As of March 31, 2014, we have cash and cash equivalents of $153,108 available for working capital and $63,452,417 of cash held in trust, including interest.

Prior to the consummation of our initial Business Combination, we will have available to us the $153,108 of proceeds held outside the trust account (as of March 31, 2014) and all interest income on the balance of the trust account (less amounts released to us to pay taxes or dissolution expenses) that will be released to us to fund our working capital requirements. Should this amount be insufficient, we may need to raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. We may not have sufficient funds to allow us to operate until December 26, 2014, which is the date we are required to liquidate, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. We anticipate that we will incur approximately:

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government Treasury securities with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None.

Item 6.  Exhibits.

31	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.1	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERGEWORTHRX CORP.

By:	/s/ ANTHONY MINNUTO
Anthony Minnuto
Executive Chairman of the Board
(Principal executive officer)

By:	/s/ CHARLES F. FISTEL
Charles F. Fistel
Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

Date: May 12, 2014

