Form 10-Q
period 2014-06-30
MergeWorthRx Corp.
filed 2014-08-13
CIK 1571088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, there are 10,200,950 shares of common stock, par value $0.0001 per share, issued and outstanding.

MergeWorthRx Corp.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MergeWorthRx Corp.

Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$64,794	$219,160
Prepaid expenses	39,543	48,215
Total Current Assets	104,337	267,375
Other Assets
Investments held in trust	63,457,168	63,452,417
Security deposits	-	5,152
Total Other Assets	63,457,168	63,457,569
Total Assets	$63,561,505	$63,724,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses and accounts payable	$33,506	$33,436
Accrued offering costs	179,880	179,880
Total Liabilities	213,386	213,316

Commitments and Contingencies
Common stock subject to possible redemption, 6,979,440 and 6,998,998 shares at conversion value as of June 30, 2014 and December 31, 2013, respectively	58,348,118	58,511,627

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,221,510 and 3,201,952 shares issued and outstanding (excluding 6,979,440 and 6,998,998 shares subject to conversion) as of June 30, 2014 and December 31, 2013, respectively	322	320
Additional paid-in capital	5,358,952	5,195,445
Accumulated deficit	(359,273)	(195,764)
Total Stockholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,561,505	$63,724,944

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

MergeWorthRx Corp.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended	For the Period from January 22, 2013 (inception) through
	2014	2013	June 30, 2014	June 30, 2013
Formation and operating costs	$74,374	$5,488	$176,961	$8,488
Loss from operations	(74,374)	(5,488)	(176,961)	(8,488)
Other income:
Interest income	4,750	-	13,452	-
Net Loss	$(69,624)	$(5,488)	$(163,509)	$(8,488)

Weighted average shares outstanding, basic and diluted	3,213,182	1,897,500	3,207,598	1,897,500
Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.05)	$(0.00)

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

MergeWorthRx Acquisition Corp.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2014	For the Period from January 22, 2013 (inception) through June 30, 2013
Cash Flows from Operating Activities:
Net loss	$(163,509)	$(8,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest reinvested in Trust Account	(4,751)	-
Changes in operating assets and liabilities:
Security deposit	5,152	-
Prepaid expenses	8,672	-
Accrued expenses and accounts payable	70	-
Net cash used in operating activities	(154,366)	(8,488)

Cash Flows from Financing Activities:
Proceeds from public and private offering	-	25,000
Payment of underwriters' discount and offering expenses	-	(185,967)
Proceeds from notes payable to shareholders	-	170,000
Net cash provided by financing activities	-	9,033

Net Change in Cash and Cash Equivalents	(154,366)	545
Cash and Cash Equivalents – Beginning	219,160	-
Cash and Cash Equivalents – Ending	$64,794	$545

Non-cash investing and financing activities:
Accrual of offering costs	$-	$246,640

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

June 30, 2014

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern

MergeWorthRx Corp. (formerly MedWorth Acquisition Corp.) (the “Company”) was incorporated in Delaware on January 22, 2013 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company is focusing its search on target business based in the United States operating in the healthcare industry, with specific focus on the specialty pharmacy, home infusion pharmacy and/or drug distribution sectors. However, the Company is not limited to a particular geographic region or business industry or sector and it may pursue opportunities in any location or business industry or sector that it believes is attractive.

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

The Company’s shares are listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “MWRX”. Pursuant to the NASDAQ listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (net of taxes payable) at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

June 30, 2014

(Unaudited)

The Company will seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their Public Shares into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and a majority of the outstanding Shares of the Company voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Stockholder (as defined below), together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 25% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors agreed (1) to vote any of their respective Founders’ Shares (see Note 6), Sponsors Shares and any Public Shares they may acquire in the aftermarket in favor of the initial Business Combination, and (2) not to convert any of their respective Founders’ Shares and Sponsors Shares into cash held in the Trust Account.

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

The Company incurred a net loss of $163,509 for the six months ended June 30, 2014. At June 30 2014, the Company had $64,794 of cash and a working capital deficit of $109,049. The Company’s accumulated deficit aggregated $359,273 at June 30, 2014. The Company has principally financed its operations from inception using proceeds from sales of its equity securities in the Public Offering (see Note 3) and loans from shareholders. The Company anticipates that in order to fund its working capital requirements, it will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the Trust Account. The Company may need to enter into contingent fee arrangements with its vendors or raise additional capital through loans or additional investments from its Sponsors, officers, directors, or third parties. None of the Sponsors, officers or directors is under any obligation to advance funds to, or invest in, the Company. Accordingly, significant uncertainties include the inability to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As an early stage company, the Company has a limited operating history and is subject to all the risks and uncertainties inherent in the initial organization, expenditures, complications and delays inherent in an early stage company. As of June 30, 2014, the Company had not yet commenced any operations or generated any revenues. All activity through June 30, 2014 relates to the Company’s formation, the public offering and searching for a target business with which to complete a Business Combination. There can be no assurance that the Company’s efforts will be successful.

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

June 30, 2014

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

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the period from January 22, 2013 (inception) through December 31, 2013. The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from January 22, 2013 (inception) through December 31, 2013. The interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust

The amounts held in the Trust Account represent substantially all of the proceeds of the Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested primarily in highly liquid Treasury securities.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. This number includes an aggregate of 247,500 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Such shares are no longer subject to forfeiture as the underwriters exercised the option in full on July 3, 2013. The Company has not considered the effect of the option to purchase 660,000 shares of common stock (see Note 4) in the calculation of diluted loss per share, since the option is contingent upon the occurrence of future events.

Use of Estimates

The preparation of unaudited interim condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates. Significant estimates include the value of the share purchase options issued to the underwriter in the Public Offering.

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

June 30, 2014

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times may exceed the Federal depositary insurance coverage of $250,000. At June 30, 2014, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2014 and December 31, 2013, the shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements (“ASU 2014-10”). ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2014, through the date which these financial statements were publically available. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

June 30, 2014

(Unaudited)

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

The Company deposited proceeds from these sales of $63,452,400, into the Trust Account maintained by Continental Stock Transfer & Trust Company acting as the trustee. The funds will not be released from the Trust Account until the earlier of the completion of an Initial Business Combination and the Company’s redemption of the 100% of the outstanding Public Shares upon the failure by the Company to consummate an Initial Business Combination on or before December 26, 2014. The remaining proceeds of $698,892 were released to the Company. As of June 30, 2014, the Company holds a total of $63,457,168 in the Trust Account, or $8.36 per Public Share.

Note 4 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2014, there are no shares of preferred stock issued or outstanding.

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

The Founders’ shares included an aggregate of 247,500 shares, which were subject to forfeiture if the over-allotment option was not exercised by the underwriters such that the Founders would own 20% of the outstanding shares of the Company, excluding the Sponsors’ shares after the consummation of the Public Offering. As a result of EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Public Offering, exercising the overallotment option in full, such shares are no longer subject to forfeiture.

MergeWorthRx Corp.

Notes to Interim Condensed Financial Statements

June 30, 2014

(Unaudited)

Share Purchase Options

On July 2, 2013, the Company issued share purchase options (“Options”), for an aggregate of $100, to EBC and its designees to purchase an aggregate of 660,000 common shares at an exercise price of $8.00 per share. The Options are exercisable commencing on consummation of the Company’s initial Business Combination, and will expire on June 26, 2018. The shares issuable upon exercise of these Options are identical to the Public Shares sold in the Public Offering.

The Company accounted for the fair value of the Options, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of these Options was approximately $1,739,000 (or $2.64 per share) using a Black-Scholes option-pricing model. The fair value of the Options granted to EBC and its designees was estimated as of June 26, 2013 using the following assumptions: (1) expected volatility of 35%, (2) risk- free interest rate of 1.42% and (3) expected life of five years. The Options may be exercised for cash or on a “cashless” basis, at the holders’ option such that the holders may use the appreciated value of the Options (the difference between the exercise price of the shares underlying the Options and the market price of the underlying shares of common stock) to exercise the Options without the payment of any cash. The holders of the Options are entitled to certain demand and piggyback registration rights. The Company will have no obligation to net cash settle the exercise of the Options. The holders of the Options are not entitled to exercise the Options unless a registration statement covering the shares underlying the Options is effective or Options will expire worthless.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2014	December 31, 2013
Assets:
Investments held in trust	1	$63,457,168	$63,452,417

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

Simultaneously with the consummation of the Public Offering, we consummated the private placement to certain of our initial stockholders (“Private Placement”) of 634,250 shares of Common Stock (“Sponsors Shares”) at a price of $8.00 per share, generating total gross proceeds of $5,074,000. The Sponsors Shares are identical to the Public Shares. The purchasers have agreed not to transfer, assign or sell any of the Sponsors Shares (except to certain permitted transferees) until 30 days after the completion of our initial Business Combination.

In connection with the Public Offering, we granted the underwriters a 45-day option to purchase up to an additional 990,000 Public Shares to cover over-allotments. On July 3, 2013, the underwriters exercised the over-allotment option in full. On July 8, 2013, we completed the sale of 990,000 Additional Shares at the offering price of $8.00 per share, generating gross proceeds to us of $7,920,000, and proceeds net of the underwriters' discount of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, we raised, via private placement, an additional $633,600 through the sale of an additional 79,200 shares (at $8.00 per share) to Anthony Minnuto, our Executive Chairman.

We deposited substantially all of the net proceeds of these sales, or $63,452,400, into the trust account at UBS Financial Services, Inc. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company acting as the trustee. Except as described in final prospectus relating to the Public Offering, these proceeds will not be released until the earlier of the completion of a Business Combination and our redemption of 100% of the outstanding public shares of common stock upon our failure to consummate a Business Combination on or before December 26, 2014. As of June 30, 2014, we hold a total of $63,457,168 in the Trust Account, or $8.36 per share.

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

For the three and six months ended June 30, 2014, we had net losses of approximately $69,624 and $163,509 respectively, compared to $5,488 and $8,488 for the three months ended June 30, 2013 and the period from January 22, 2013 (inception) through June 30, 2013. Net loss in all periods mainly consists of formation and operating costs.

Liquidity and Capital Resources

We presently have no revenue, have had losses since inception and have no other operations other than the active solicitation of a target business with which to complete a Business Combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

As of June 30, 2014, we have cash and cash equivalents of $64,794 available for working capital and $63,457,168 of cash held in trust, including interest.

Prior to the consummation of our initial Business Combination, we will have available to us the $64,794 of proceeds held outside the trust account (as of June 30, 2014) and all interest income on the balance of the trust account (less amounts released to us to pay taxes or dissolution expenses) that will be released to us to fund our working capital requirements. Should this amount be insufficient, we may need to raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. We may not have sufficient funds to allow us to operate until December 26, 2014, which is the date we are required to liquidate, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. We anticipate that we will incur approximately:

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On July 2, 2013, we consummated the Public Offering of 6,600,000 Public Shares. The Public Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000.

Simultaneously with the consummation of the Public Offering, we consummated the Private Placement to our Sponsors of 634,250 Sponsors Shares at a price of $8.00 per share, generating total gross proceeds of $5,074,000. The Sponsors Shares are identical to the Public Shares, except that the purchasers have agreed not to transfer, assign or sell any of the Sponsors Shares (except to certain permitted transferees) until 30 days after the completion of our initial Business Combination.

On July 8, 2013, we completed the sale of 990,000 Additional Shares pursuant to the July 3, 2013 exercise in full of the over-allotment option granted to the underwriters of our Public Offering. The Additional Shares were sold at the offering price of $8.00 per share, generating net of the underwriters' discount proceeds in aggregate in the amount of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, we raised, via private placement, an additional $633,600 through the sale of an additional 79,200 shares (at $8.00 per share) to certain of our initial stockholders.

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

Date: August 13, 2014

