Form 10-Q
period 2014-09-30
MergeWorthRx Corp.
filed 2014-11-13
CIK 1571088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35984

MERGEWORTHRX CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-1970047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 13, 2014, there are 10,200,950 shares of common stock, par value $0.0001 per share, issued and outstanding.

MergeWorthRx Corp.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MergeWorthRx Corp.

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$22,330	$219,160
Prepaid expenses	27,271	48,215
Total Current Assets	49,601	267,375
Other Assets
Investments held in trust	63,452,938	63,452,417
Security deposits	-	5,152
Total Other Assets	63,452,938	63,457,569
Total Assets	$63,502,539	$63,724,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses and accounts payable	$52,920	$33,436
Accrued offering costs	179,880	179,880
Related party advance	100,030	-
Total Liabilities	332,830	213,316

Commitments and Contingencies
Common stock subject to possible redemption, 6,958,099 and 6,998,998 shares at conversion value as of September 30, 2014 and December 31, 2013, respectively	58,169,708	58,511,627

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,242,851 and 3,201,952 shares issued and outstanding (excluding 6,958,099 and 6,998,998 shares subject to conversion) as of September 30, 2014 and December 31, 2013, respectively	324	320
Additional paid-in capital	5,537,360	5,195,445
Accumulated deficit	(537,683)	(195,764)
Total Stockholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,502,539	$63,724,944

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

MergeWorthRx Corp.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended	For the Period from January 22, 2013 (inception) through
	2014	2013	September 30, 2014	September 30, 2013
Formation and operating costs	$180,526	$88,586	$357,486	$97,074
Loss from operations	(180,526)	(88,586)	(357,486)	(97,074)
Other income:
Interest income	2,115	13,324	15,567	13,324
Net Loss	$(178,411)	$(75,262)	$(341,919)	$(83,750)

Weighted average shares outstanding, basic and diluted	3,221,510	3,143,835	3,212,286	2,425,900
Basic and diluted net loss per common share	$(0.06)	$(0.02)	$(0.11)	$(0.03)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

MergeWorthRx Acquisition Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2014	For the Period from January 22, 2013 (inception) through September 30, 2013
Cash Flows from Operating Activities:
Net loss	$(341,919)	$(83,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest reinvested in Trust Account	(15,068)	(13,324)
Changes in operating assets and liabilities:		-
Security deposit	5,152	(5,152)
Prepaid expenses	20,944	(86,990)
Accrued expenses and accounts payable	119,514	38,982
Net cash used in operating activities	(211,377)	(150,234)

Cash Flows from Investing Activities:
Interest disbursed from Trust Account	14,547	-
Principal deposited in Trust Account	-	(63,452,400)
Net cash provided by (used in) investing activities	14,547	(63,452,400)

Cash Flows from Financing Activities:
Proceeds from public and private offering	-	66,452,600
Payment of underwriters' discount and offering expenses	-	(2,565,328)
Proceeds from notes payable to shareholders	-	170,000
Repayment of notes payable to shareholders	-	(170,000)
Net cash provided by financing activities	-	63,887,272

Net Change in Cash and Cash Equivalents	(196,830)	284,638
Cash and Cash Equivalents – Beginning	219,160	-
Cash and Cash Equivalents – Ending	$22,330	$284,638

Noncash Financing Activities:
Payment of operational costs by an officer pursuant to a related party advance	$100,030	$-

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

MergeWorthRx Corp.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern

MergeWorthRx Corp. (formerly MedWorth Acquisition Corp.) (the “Company”) was incorporated in Delaware on January 22, 2013 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company is focusing its search on target business based in the United States operating in the healthcare industry, with specific focus on the specialty pharmacy, home infusion pharmacy and/or drug distribution sectors. However, the Company is not limited to a particular geographic region or business industry or sector and it may pursue opportunities in any location or business industry or sector that it believes is attractive. The Company has one wholly-owned subsidiary, Anvil Merger Sub, Inc., which was incorporated in Delaware on September 18, 2014.

On November 27, 2013, the Company filed an amendment to its Amended and Restated Certificate of Incorporation changing the Company's name from MedWorth Acquisition Corp. to MergeWorthRx Corp.

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on June 26, 2013. On June 27, 2013, the Company filed a new registration statement to increase the size of the offering by 10%, from 6,000,000 shares of common stock, $0.0001 par value (the “Common Stock”), to 6,600,000 shares of Common Stock (collectively, the “Public Shares”) pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On July 2, 2013, the Company consummated the Public Offering, generating proceeds, net of underwriters’ discount, including other costs of the offering, of $50,333,392. The Company simultaneously raised $5,074,000 through the issuance of 634,250 shares of Common Stock (“Sponsor Shares”), at 8.00 per share, to certain of the Company’s initial stockholders (collectively, the “Sponsors”) in a private placement (“Private Placement”) (See Note 3 - Public Offering and Private Placement).

On July 3, 2013, the underwriters exercised their over-allotment option in full and, on July 8, 2013, the Company completed the sale of an additional 990,000 shares of Common Stock (the “Additional Shares”) and received proceeds, net of underwriters’ discount, of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, the Company raised, via private placement, an additional $633,600 through the sale of an additional 79,200 Sponsor Shares at $8.00 per share to certain of the Company’s Sponsors.

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

MergeWorthRx Corp.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

The Company will seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their Public Shares into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and a majority of the outstanding Shares of the Company voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Stockholder (as defined below), together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 25% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors agreed (1) to vote any of their respective Founders’ Shares (see Note 5), Sponsors Shares and any Public Shares they may acquire in the aftermarket in favor of the initial Business Combination, and (2) not to convert any of their respective Founders’ Shares, Sponsors Shares and any Public Shares they may acquire in the aftermarket into cash held in the Trust Account.

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

The Company incurred a net loss of $341,919 for the nine months ended September 30, 2014. At September 30, 2014, the Company had $22,330 of cash and a working capital deficit of $283,229. The Company’s accumulated deficit aggregated $537,683 at September 30, 2014. The Company has principally financed its operations from inception using proceeds from sales of its equity securities in the Public Offering (see Note 3) and loans from shareholders. The Company anticipates that in order to fund its working capital requirements, it will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the Trust Account. The Company may need to enter into contingent fee arrangements with its vendors or raise additional capital through loans or additional investments from its Sponsors, officers, directors, or third parties. None of the Sponsors, officers or directors is under any obligation to advance funds to, or invest in, the Company. Accordingly, significant uncertainties include the inability to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As an early stage company, the Company has a limited operating history and is subject to all the risks and uncertainties inherent in the initial organization, expenditures, complications and delays inherent in an early stage company. As of September 30, 2014, the Company had not yet commenced any operations or generated any revenues. All activity through September 30, 2014 relates to the Company’s formation, the Public Offering and searching for a target business with which to complete a Business Combination. There can be no assurance that the Company’s efforts will be successful.

MergeWorthRx Corp.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying unaudited interim condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the period from January 22, 2013 (inception) through December 31, 2013. The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from January 22, 2013 (inception) through December 31, 2013. The interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

Principals of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. The Company has not considered the effect of the option to purchase 660,000 shares of common stock (see Note 5) in the calculation of diluted loss per share, since the option is contingent upon the occurrence of future events.

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates. Significant estimates include the value of the share purchase options issued to the underwriter in the Public Offering.

MergeWorthRx Corp.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times may exceed the Federal depositary insurance coverage of $250,000. At September 30, 2014, the Company had not experienced losses on these accounts and management believes the Company was not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2014 and December 31, 2013, the shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements (“ASU 2014-10”). ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the nine months ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB, issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2014, through the date which these financial statements were publically available. Based upon the review, except as discussed in Note 7, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

MergeWorthRx Corp.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 3 — Public Offering and Private Placement

On July 2, 2013, the Company consummated the Public Offering of 6,600,000 Public Shares. The Public Shares were sold at an offering price of $8.00 per share, generating gross proceeds of $52,800,000. Net proceeds, after the underwriters’ discount and other costs of the offering deducted at closing, were $50,800,892.

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

In connection with the Public Offering, the Company granted the underwriters a 45-day option to purchase up to 990,000 Additional Shares to cover over-allotments. On July 3, 2013, the underwriters exercised the over-allotment option in full. On July 8, 2013, the Company completed the sale of 990,000 Additional Shares. The Additional Shares were sold at the offering price of $8.00 per share, generating gross proceeds to the Company of $7,920,000, and proceeds net of the underwriters' discount of $7,642,800. Simultaneously with the closing of the sale of the Additional Shares, the Company raised, via private placement, an additional $633,600 through the sale of an additional 79,200 Sponsors Shares at $8.00 per share to certain of its Sponsors.

The Company deposited proceeds from these sales of $63,452,400, into the Trust Account maintained by Continental Stock Transfer & Trust Company acting as the trustee. The funds will not be released from the Trust Account until the earlier of the completion of an Initial Business Combination and the Company’s redemption of the 100% of the outstanding Public Shares upon the failure by the Company to consummate an Initial Business Combination on or before December 26, 2014. The remaining proceeds of $698,892 were released to the Company. As of September 30, 2014, the Company holds a total of $63,452,938 in the Trust Account, or $8.36 per Public Share.

Note 4 — Related Party Advance

On September 3, 2014, the Company’s President and Chief Operating Officer advanced $100,030 for merger transaction-related costs directly to a vendor on the Company’s behalf. The advance is non-interest bearing, unsecured and due upon the successful completion of the Merger.

Note 5 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2014, there are no shares of preferred stock issued or outstanding.

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

MergeWorthRx Corp.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

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

Note 6 - Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2014	December 31, 2013
Assets:
Investments held in trust	1	$63,452,938	$63,452,417

MergeWorthRx Corp.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 7 – Subsequent Event

 On October 14, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which the Company agreed to an all-stock merger (the “Merger”) between Anvil Merger Sub, Inc., a newly formed wholly-owned subsidiary of the Company (“Merger Sub”), and AeroCare Holdings, Inc. (“AeroCare”), a leading U.S. healthcare services company focused on providing respiratory/home oxygen and sleep therapy services directly to patients.

The aggregate consideration to be paid to AeroCare equity holders will consist of 11,296,079 shares of the Company’s Common Stock and 511,636 options to purchase shares of the Company’s Common Stock, such that AeroCare’s equity holders will own, at a minimum, 53% of the post-merger Company, subject to adjustment in accordance with the terms of the Merger Agreement. In addition, AeroCare’s existing equity holders will be entitled to receive up to an aggregate of 3,588,517 additional shares of the Company’s Common Stock upon the achievement of certain financial targets by the combined company during the three fiscal years following the Merger.

The Merger Agreement provides that of the total shares of the Company’s Common Stock issuable to AeroCare equity holders, 1,016,746 shares will be placed into an escrow account to secure AeroCare equity holders’ indemnification obligations under the Merger Agreement. All Escrow Shares not subject to claims shall be released on the date that is 12 months after the closing of the Merger.

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

We deposited substantially all of the net proceeds of these sales, or $63,452,400, into the trust account at UBS Financial Services, Inc. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company acting as the trustee. Except as described in final prospectus relating to the Public Offering, these proceeds will not be released until the earlier of the completion of a Business Combination and our redemption of 100% of the outstanding public shares of common stock upon our failure to consummate a Business Combination on or before December 26, 2014. As of September 30, 2014, we hold a total of $63,452,938 in the Trust Account, or $8.36 per share.

On October 14, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which the Company agreed to an all-stock merger (the “Merger”) between Anvil Merger Sub, Inc., a newly formed wholly-owned subsidiary of the Company (“Merger Sub”), and AeroCare Holdings, Inc. (“AeroCare”), a leading U.S. healthcare services company focused on providing respiratory/home oxygen and sleep therapy services directly to patients.

The aggregate consideration to be paid to AeroCare equity holders will consist of 11,296,079 shares of the Company’s Common Stock and 511,636 options to purchase shares of the Company’s Common Stock, such that AeroCare’s equity holders will own, at a minimum, 53% of the post-merger Company, subject to adjustment in accordance with the terms of the Merger Agreement. In addition, AeroCare’s existing equity holders will be entitled to receive up to an aggregate of 3,588,517 additional shares of the Company’s Common Stock upon the achievement of certain financial targets by the combined company during the three fiscal years following the Merger.

The Merger is conditioned upon approval of our shareholders and obtaining customary governmental and regulatory approvals and other standard closing conditions. It is anticipated that the Merger will close as soon as possible after satisfaction of the closing conditions, which is expected to occur by the end of the fourth quarter of 2014. No assurance can be given that the closing conditions will be met or that the Merger will be consummated.

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on July 2, 2013 was in preparation for that event. Since the offering, our activity has been limited to the evaluation of Business Combination candidates and work in connection with seeking to consummate the Merger with AeroCare, and we will not be generating any operating revenues until the closing and completion of the Merger. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (U.S. Treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three and nine months ended September 30, 2014, we had net losses of approximately $178,411 and $341,919 respectively, compared to $75,262 and $83,750 during the three months ended September 30, 2013 and the period from January 22, 2013 (inception) through September 30, 2013, respectively. Net loss during the three and nine months ended September 30, 2014 mainly consists of expenses incurred in connection with the evaluation of Business Combination candidates and operating costs. Net loss for the three and nine months ended September 30, 2013 mainly consists of public company expenses, including filing fees, directors and officers insurance, and legal and professional fees.

Liquidity and Capital Resources

We presently have no revenue, have had losses since inception and have no other operations other than the active solicitation of a target business with which to complete a Business Combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

As of September 30, 2014, we have cash and cash equivalents of $22,330 available for working capital and $63,452,938 of cash held in trust, including interest.

Prior to the consummation of our initial Business Combination, we will have available to us the $22,330 of proceeds held outside the trust account (as of September 30, 2014) and all interest income on the balance of the trust account (less amounts released to us to pay taxes or dissolution expenses) that will be released to us to fund our working capital requirements. Should this amount be insufficient, we may need to raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. We may not have sufficient funds to allow us to operate until December 26, 2014, which is the date we are required to liquidate, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. We anticipate that we will incur approximately:

•	$155,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence related to the AeroCare proposed merger and preparation and filing of proxy materials to obtain shareholder approval of our Business Combination;
•	$10,000 of reimbursement for out-of-pocket expenses incurred by our officers, directors and sponsors in connection with the completion of our Business Combination;
•	$12,000 of expenses in legal, accounting and other related fees relating to our SEC reporting obligations; and
•	$15,000 for general working capital that will be used for corporate administration, filing and other regulatory fees, miscellaneous expenses, liquidation obligations and reserves.

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

On September 3, 2014, the Company’s President and Chief Operating Officer advanced $100,030 for merger transaction-related costs directly to a vendor on the Company’s behalf. The advance is non-interest bearing, unsecured and due upon the successful completion of the Merger.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None.

Item 6.  Exhibits.

31	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 13, 2014

